Form 10KSB
period 2003-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2004-03-30
CIK 1277254

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-50576

CITIZENS BANCORP OF VIRGINIA, INC.

(Name of Small Business Issuer in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	20-0469337 (I.R.S. Employer Identification No.)
126 South Main Street Blackstone, VA (Address of Principal Executive Offices)	23824 (Zip Code)

(434)-292-7221

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.50 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

The issuer’s gross income for its most recent fiscal year was $15,208,294.

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the closing sales price of such stock on March 4, 2004, was approximately $36,230,604.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of outstanding shares of Common Stock as of December 31, 2003 was 2,448,000.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

Page

ITEM 1.

DESCRIPTION OF BUSINESS

 3

ITEM 2.

DESCRIPTION OF PROPERTY

 13

ITEM 3.

LEGAL PROCEEDINGS

 13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

 13

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

 STOCKHOLDER MATTERS

 14

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

 14

ITEM 7.

FINANCIAL STATEMENTS

 30

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

 30

ITEM 8A.

CONTROLS AND PROCEDURES

 30

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS; COMPLIANCE WITH SECTION

16(a) OF THE EXCHANGE ACT

 31

ITEM 10.

EXECUTIVE COMPENSATION

 31

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED

                           STOCKHOLDER MATTERS

 31

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 31

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

31

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

32

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the Banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.  The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  In September 1995, the Bank became a member of the Federal Home Loan Bank of Atlanta.  As of December 31, 2003, there were 105 full-time employees on the payroll.  Total assets of the Company were $269,000,000 and total equity was $32,000,000 at December 31, 2003.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

The Bank’s activities include paying and receiving demand deposits, NOW accounts, savings deposits, certificates of deposit, money market deposits, Christmas Club deposits and deposits of federal, state and local governments.  The Bank grants and collects installment loans, time and demand loans, and mortgage loans to individuals, partnerships, and corporations.  Funds are invested by the Bank in securities of the U. S.  Government and its agencies, states and municipal subdivisions, corporate securities, mortgage backed securities, bank certificates of deposit, and federal funds.  The Bank acts as agent for Visa and Master Card.  The Bank has issued automatic teller machine cards and Visa debit cards and provides automatic teller machine service.  Other services provided by the Bank include the issuance and redemption of government savings bonds, receiving of utility payments and other miscellaneous services incidental to the operation of a commercial bank.  The Bank is authorized to have a trust department, but does not offer trust services.

Revenue is generated principally from interest income received on loans and investment transactions, fees on deposit accounts, insurance commissions and other miscellaneous sources.  Expenses consist principally of interest paid on deposit accounts, a provision for loan losses and other operating expenses such as salaries, employee benefits, occupancy expense, supplies and equipment and miscellaneous expenses.

The primary trade areas served by the Bank are Nottoway County, Virginia, with a population of 15,650, Amelia County, Virginia, with a population of 11,652 and Prince Edward County, Virginia with a population of 19,659.  The Bank’s main office is located in Blackstone and two branches with paying and receiving tellers and drive-in facilities are located in Blackstone.  The Bank also operates a full-service branch in Crewe, approximately 10 miles northwest of the main office, a full-service branch in Burkeville, approximately 15 miles northwest of the main office, a full-service branch in Amelia, approximately 21 miles northeast of the main office, and two full-service branches in Farmville, approximately 32 miles northwest of the main office.

The Bank had standby letters of credit outstanding totaling $327,000 at December 31, 2003 ($238,000 – 2002).  The letters of credit are not expected to be drawn upon within the current year.

The Bank had $18,376,000 in deposits of the U. S. Government, states and political subdivisions.  These deposits were in demand, savings and time deposit accounts of varying maturities.

For additional information regarding the business of the Bank, see Item 6.

Credit Policies/Loan Activities

The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of its capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

The Bank obtains short-to medium term commercial and personal loans through direct solicitation of owners and continued business from customers.  Completed commercial loan applications are reviewed by our loan officers.  As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant.  If commercial real estate is involved, information is also obtained concerning cash flow after debt service.  Loan quality is analyzed based on the bank’s experience and its credit underwriting guidelines.

Commercial Loans.  The Bank makes commercial loans to qualified businesses in our market area.  Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment.  Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  To manage these risks, our underwriting guidelines require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available.  In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

Residential Mortgage Loans.  The Bank’s residential mortgage loan portfolio consists of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures.  We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities.  Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Under our underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his/her employment and other income and are secured by real estate whose value tends to be easily ascertainable.  These loans are made consistent with the appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 80% for first liens.  Higher loan-to-value ratios are allowed based on the borrower’s unusually strong general liquidity, net worth and cash flow.  Loan-to-value ratios for home equity lines of credit generally do not exceed 90%.

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending.   Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To minimize the risks associated with construction lending, our underwriting guidelines limit loan-to-value ratios for residential property to 85% and for non-residential property and multi-family properties to 80%, in addition to its usual credit analysis of its borrowers.  Management feels that the loan-to-value ratios described above are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

Consumer Loans.  The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes.  The specific types of consumer loans that the Bank makes include home improvement loans, debt consolidation loans and general consumer lending.  Consumer loans entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

The Bank’s underwriting policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower.  In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.  In addition, we maintain an appropriate margin between the loan amount and collateral value.

Competition

The Bank competes for business with numerous other financial institutions in the area.  Operating within Nottoway County are branch offices of Branch Bank & Trust Company of Virginia, First Citizens Bank, and Benchmark Community Bank.  Two major holding companies, Branch Bank & Trust Company of Virginia and Wachovia Bank, have branches located in Amelia County.  Presently located in Farmville and Prince Edward County are branch offices of Wachovia Bank, Bank of America, Benchmark Community Bank, Planters Bank, and Branch Banking and Trust Company of Virginia.  The Bank also serves a significant number of residents in Lunenburg County and the western part of Dinwiddie County.  Included in this area are four additional competitors, which include Bank of McKenney, First Citizens Bank – Victoria, and Benchmark Community Bank – Kenbridge and Victoria.

The following tables reflect the Bank’s market share in its primary market places at December 31, 2003, according to SNL Financial DataSource:

Amelia County

Rank Holding Company Name	Headquartered	# of Brnchs	Deposits 2003	Market share (%) 2003
1 Wachovia Corporation	Charlotte, NC	1	$29,352	41.40%
2 Citizens Bancorp of Virginia, Inc.	Blackstone, VA	1	$24,670	34.80%
3 BB&T Corporation	Winston-Salem, NC	1	$16,878	23.80%

Nottoway County

Rank Holding Company Name	Headquartered	# of Brnchs	Deposits 2003	Market share (%) 2003
1 Citizens Bancorp of Virginia, Inc.	Blackstone, VA	4	$173,272	68.04%
2 First Citizens BancShares, Inc.	Raleigh, NC	1	$33,958	13.33%
3 BB&T Corporation	Winston-Salem, NC	1	$26,712	10.49%
4 Benchmark Bankshares, Inc.	Kenbridge, VA	2	$20,731	8.14%

Prince Edward County

Rank Holding Company Name	Headquartered	# of Brnchs	Deposits 2003	Market share (%) 2003
1 BB&T Corporation	Winston-Salem, NC	2	$72,319	24.33%
2 Benchmark Bankshares, Inc.	Kenbridge, VA	2	$69,926	23.53%
3 Wachovia Corporation	Charlotte, NC	1	$64,973	21.87%
4 Bank of America Corporation	Charlotte, NC	1	$38,676	13.02%
5 Citizens Bancorp of Virginia, Inc.	Blackstone, VA	2	$37,585	12.65%
6 Virginia Financial Group, Inc.	Culpeper, VA	1	$13,675	4.60%

Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.  As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions.  It is also subject to regulation, supervision and examination by the Federal Reserve Board.  Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to the Company and its subsidiaries.  To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision

The Bank Holding Company Act

Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require.  Activities at the bank holding company level are limited to:

•

banking, managing or controlling banks;

•

furnishing services to or performing services for its subsidiaries; and

•

engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•

merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities.   Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities.  Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries.  For example, insurance activities would be subject to supervision and regulation by state insurance authorities.  Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company will likely elect to do so in the future.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiary.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2003, the Bank declared $906,000 in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law.  The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of  “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.  The remainder may consist of  “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•

the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•

the Tier 1 Capital ratio; and

•

the leverage ratio.

Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•

“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•

“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•

“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.  The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.  Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date.  After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board.  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.

These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank.  Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice.  The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs.  Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business.  Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions.  These agencies have brought litigation against depository institutions alleging discrimination against borrowers.  Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity .

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations.  These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

 The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999.  The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on the Company must await completion of that regulatory process.  The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms.  It also permits bank holding companies to elect to become financial holding companies.  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities.  In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities.  Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law.  Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and impact its operations.  Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

ITEM 2.

DESCRIPTION OF PROPERTY

The main office of the Bank is located at 126 South Main Street, Blackstone, Virginia.  Branches are located at 101 North Main Street, Blackstone, Virginia; Blackstone Shopping Center (intersection of State Routes 40 and 46), Blackstone, Virginia; 210 Carter Street, Crewe, Virginia; 102 Second Street, Northeast, Burkeville, Virginia; 9060 North Five Forks Road, Amelia, Virginia; 1517 West Third Street (Route 460 West), Farmville Virginia; and 1712 South Main Street, Farmville, Virginia.  All real estate and improvements at these locations are owned by the Bank except the real estate at the Blackstone Shopping Center branch which is leased.

See Notes 1 and 6 to the Financial Statements.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which either the Company or the Bank is a party or of which the property of the Bank is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Shareholders Meeting was held December 10, 2003.  At that meeting,  the shareholders approved the adoption of the Agreement and Plan of Share Exchange dated as of September 24, 2003.  Under the terms of the Agreement, each share of common stock of Citizens Bank & Trust Company was exchanged for one share of common stock of Citizens Bancorp of Virginia, Inc.  Following the consummation of the share exchange, the former shareholders of Citizens Bank & Trust Company now collectively own 100% of the shares of capital stock of Citizens Bancorp of Virginia, Inc., which has become a one-bank holding company and the sole shareholder of Citizens Bank & Trust Company.  Citizens Bank & Trust Company continues to conduct its business as a wholly-owned subsidiary of Citizens Bancorp of Virginia, Inc. with the same directors and principal officers and in the same manner and from the same offices.

Ninety-seven (97) percent of the nearly 1.9 million shares voted in favor of the proposal. 25,769 shares were voted against the proposal and 30,160 shares abstained.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock.  The stock of the Company is not actively traded and is listed on the Pink Sheets.  Set forth below are the high and low sale prices of common stock as reported to management and the dividends declared during the last two years.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2003 1st quarter 2nd quarter 3rd quarter 4th quarter	17.25 16.75 16.50 17.25	15.75 14.85 15.00 15.25	- .12 .12 .13
2002 1st quarter 2nd quarter 3rd quarter 4th quarter	15.00 17.00 17.00 17.00	15.00 15.00 16.50 16.00	- .20 - .23

In compiling the above table, management relied principally upon information obtained from purchasers or sellers of the Company’s common stock. The accuracy of reported sale prices has not been verified.  In some transactions, sale prices have not been available to management and, consequently, these transactions are not reflected in the table above.  The range of prices listed is based on a small number of transactions, and thus may not be indicative of actual market conditions.

On December 31, 2003, there were 984 holders of record of the Company’s common stock.  Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.  Retained earnings available for dividends without prior regulatory approval were approximately $4,724,000 at December 31, 2003.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company.  This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

The Company conducts the general business of a commercial bank, offering traditional lending and deposit products to businesses and individuals.  Revenue is generated primarily from interest income received on loans, investments combined with fee income and other miscellaneous sources.  This income is primarily offset by interest paid on deposit accounts, provision for loan losses and other non-interest expenses such as salaries and employee benefits, occupancy expense and other miscellaneous expenses.

Overview

Net income for the Company totaled $2,532,000 in 2003.  This was a decrease of 10.3% from 2002 net income of $2,822,000.  On a per share basis, net income was $1.03 and $1.14 in 2003 and 2002, respectively.

Net interest income for 2003 totaled $9,279,000, a decrease of $456,000 from $9,735,000 in 2002.  The Company's net interest margin decreased to 3.73% in 2003, as compared to 3.77% in 2002.  The yield on earning assets declined to 5.53% from 6.39% in 2002 while the cost of interest bearing liabilities decreased from 3.20% in 2002 to 2.18% in 2003.  Average interest earning assets decreased by $9,546,000 or 3.70% while average interest bearing liabilities decreased by $7,360,000 or 3.48%.

Total assets decreased $2,610,000 during 2003 from $271,983,000 to $269,373,000. Loans increased $8,365,000 from $167,082,000 at December 31, 2002 to $175,447,000 at December 31, 2003.

Funding for loan growth during 2003 came primarily from a reallocation of earning assets from securities to the loan portfolio. Total deposits at December 31, 2003, decreased $2,481,000, or 1.04%, from the end of 2002, as higher cost funds were allowed to flow out of the Company.

Stockholders' equity increased by $845,000 during 2003, predominantly due to the retention of earnings after declaration of $906,000 in cash dividends and adjustment for unrealized losses of available for sale securities. Return on average assets was .94% in 2003 and 1.04% in 2002. Return on average equity was 8.01% in 2003, and 9.48% in 2002. Book value per share increased to $13.10 at December 31, 2003, from $12.76 at December 31, 2002.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)

Interest income	$13,736	$16,501	$18,496	$18,158	$16,595

Interest expense	4,457	6,766	10,026	9,351	8,656

Net interest income	9,279	9,734	8,470	8,807	7,939

Provision for loan losses	250	1,017	1,318	480	300

Other income	1,473	818	892	757	732

Other expenses	7,219	5,602	4,749	4,529	4,239

Income before income taxes	3,283	3,934	3,295	4,555	4,132

Income taxes	751	1,112	991	1,383	1,262

Net income	$2,532	$2,822	$2,304	$3,172	$2,870

Earnings per share basic and diluted	$1.03	$1.14	$0.92	$1.27	$1.15

Cash dividends declared	$0.37	$0.43	$0.39	$0.36	$0.32

Average balances

Total assets	$268,132	$271,973	$265,693	$246,330	$233,368

Stockholders’ equity	$31,615	$29,769	$28,738	$27,020	$24,814

Ratios

Return on average assets	0.94%	1.04%	0.87%	1.29%	1.23%

Return on average equity	8.01%	9.48%	8.02%	11.74%	11.57%

Dividend payout ratio	35.77%	37.30%	42.32%	28.37%	27.87%

Average equity to average assets ratio	11.79%	10.94%	10.82%	10.97%	10.63%

Critical Accounting Policies

The  financial  condition  and results of  operations  presented in the Financial  Statements,  accompanying  Notes  to  the  Financial  Statements and  management's  discussion and analysis are, to a large degree,   dependent  upon  the  accounting  policies  of Citizens Bancorp of Virginia (the Company).  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations.   These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail,  and depending  upon the severity of such changes,  the  possibility of materially   different  financial  condition  or  results  of  operations  is  a reasonable  likelihood.  See also Note 1 of the Notes to Financial Statements.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio.  The Company maintains policies and procedures that address the systems of controls  over  the  following  areas  of  maintenance  of  the  allowance:  the systematic  methodology used to determine the appropriate level of the allowance to  provide  assurance they are  maintained  in  accordance  with  accounting principles  generally  accepted in the United States of America;  the accounting policies for loan charge-offs and recoveries;  the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

The Company evaluates various loans individually for impairment as required by Statement of Financial   Accounting Standards (SFAS) No.  114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate  reflecting  the  expected  loss inherent in a group of loans is derived  based upon  estimates of default  rates for a given loan grade,  the  predominant  collateral type for the group and the terms of the loan.  The  resulting  estimate  of losses  for groups of loans are adjusted  for  relevant  environmental  factors  and  other  conditions  of  the portfolio of loans and leases, including:  borrower and industry concentrations; levels and  trends in delinquencies,  charge-offs  and  recoveries;  changes in underwriting  standards and risk  selection;  level of  experience,  ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses.  This estimate of losses is compared to the allowance for loan and lease losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Bank recognizes the inherent imprecision in estimates of losses due to various  uncertainties and variability related to the  factors  used,  and  therefore  a  reasonable  range  around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If  different  assumptions  or  conditions  were  to  prevail  and  it is determined  that the  allowance  is not  adequate to absorb the new  estimate of probable  losses,  an additional  provision for loan losses would be made, which amount may be material to the Financial Statements.

Net Interest Income

Net interest income, the excess of interest earned on assets over interest paid for the funds backing those assets, is the most significant component of the Company’s earnings. Interest earning assets include loans, investment securities and federal funds sold, while deposits are the primary portion of interest bearing liabilities.

Interest income on earning assets decreased by $2,765,000 or 16.76% in 2003 due to a significant restructuring of the loan portfolio and the declining rate environment.  The average volume of earning assets decreased 3.70% to $248,552,000 in 2003 from $258,098,000 in 2002, while the average yield declined to 5.53% in 2003 from 6.39% in 2002.  The average volume of loans was down 7.87% in 2003 compared to 2002, and the average yield on loans decreased to 6.55% in 2003 from 7.32% in 2002.  The average yield on taxable investment securities decreased by 111 basis points, while the yield on tax-exempt investment securities decreased by 53 basis points.  The yield on federal funds sold declined by 55 basis points as the Federal Reserve continued to attempt to stimulate the economy by cutting interest rates. The decreases in interest rates begun by the Federal Reserve in 2001 continued into 2003. The Company’s average cost of funds on interest bearing liabilities was 2.18% in 2003, and 3.20% in 2002.  With a significant decline in the overall average rate paid on deposits, total interest expense declined by $2,307,000, or 34.1% in 2003.

The following table provides an overview of the Company’s average balances for various assets, liabilities; yields and expenses based on daily average balances for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(In thousands)
ASSETS
Interest earning assets:
Loans	$168,475	$11,033	6.55%	$182,861	$13,388	7.32%	$194,887	$15,483	7.94%
Taxable investment securities	50,397	1,970	3.91%	49,303	2,475	5.02%	25,241	1,636	6.48%
Tax-exempt investment securities	16,194	590	3.64%	8,611	359	4.17%	10,205	521	5.11%
Federal funds sold and other	13,486	143	1.06%	17,323	279	1.61%	22,615	856	3.79%
Total interest earning assets	248,552	13,736	5.53%	258,098	16,501	6.39%	$252,948	$18,496	7.31%
Non-interest earning assets:
Cash and due from banks	11,666			10,160			8,669
Premises and equipment, net	4,927			3,495			3,626
Other assets	5,696			3,269			2,850
Less allowance for loan losses	(2,709)			(3,049)			(2,400)
TOTAL	$268,132			$271,973			$265,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$31,665	$66	0.21%	$29,302	$247	0.84%	$26,543	$557	2.10%
Savings deposits	43,894	211	0.48%	43,856	581	1.32%	38,950	1,100	2.82%
Time deposits	128,757	4,180	3.25%	138,491	5,935	4.29%	143,513	8,309	5.79%
Other borrowings	0	0	0.00%	27	3	11.11%	772	60	7.77%
Total interest bearing liabilities	$204,316	$4,457	2.18%	$211,676	$6,766	3.20%	$209,778	$10,026	4.78%
Non-interest bearing liabilities:
Demand deposits	30,915			28,619			25,005
Other	1,286			1,909			2,172
	236,517			242,204			236,955
Shareholders' equity	31,615			29,769			28,738
TOTAL	$268,132			$271,973			$265,693
Net interest earnings		$9,279			$9,735			$8,470
Interest rate spread			3.34%			3.20%			2.53%
Net interest margin			3.73%			3.77%			3.35%
Notes: Tax-exempt interest income has not been adjusted to a tax-equivalent basis. For the purpose of these computations, non-accrual loans are included in the daily average loan balance.

Rate/Volume Analysis

The following table depicts the changes in interest income and expense caused by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to the previous period.

	2003 vs. 2002			2002 vs. 2001
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	(2,355)	(1,302)	(1,053)	(2,095)	(1,170)	(925)
Taxable investment securities	(505)	(560)	55	839	(260)	1,099
Tax-exempt investment securities	231	(75)	306	(162)	(88)	(74)
Federal funds sold and other	(136)	(70)	(66)	(577)	(410)	(167)

Total interest-earning assets	(2,765)	(2,007)	(758)	(1,995)	(1,928)	(67)

Liabilities:
Demand deposits	(181)	(201)	20	(310)	(375)	65
Savings deposits	(370)	(371)	1	(519)	(680)	161
Time deposits	(1,755)	(1,338)	(417)	(2,374)	(2,091)	(283)
Other borrowings	(3)	-	(3)	(57)	46	(103)

Total interest-bearing liabilities	(2,309)	(1,910)	(399)	(3,260)	(3,100)	(160)

Net interest income	(456)	(97)	(359)	1,265	1,172	93

Non Interest Income

Non interest income increased by a total of $655,000, or 80% in 2003 from 2002.

Fees on deposit accounts increased to $806,000 in 2003 from $705,000 in 2002 due to increases in the deposit fee structure.  As a result of competitive factors, several new service charges and an increase in the returned item fee and overdraft fee was implemented in June 2003. These changes represent the majority of the increase in deposit fees received by the Company. In 2003, the Company realized a gain of $114,000 on the sale of available for sale securities.  The Company incurred a net gain of $137,000 on the sale of property acquired through foreclosure in 2003 compared to a loss of $80,000 in 2002.  The Company realized income of $215,000 from the purchase of Bank-Owned Life Insurance in 2003.  The Company also received $26,000 in income from its investment in Virginia Bankers’ Title Company.

Non Interest Expense

Non interest expense increased by a total of $1,617,000 in 2003 from 2002.

A component of other operating expenses, salaries and employee benefits, increased by $684,000 in 2003.  The increase in salary expense was attributed to the additional new employees in operating and lending functions of the Company as part of the Company’s “Best Bankers” recruitment program and enhanced 401k and medical insurance benefits. At the beginning of 2003 the Company increased the level of flex credits available to employees to offset the rise in medical insurance premiums and to enhance employee coverage. Substantially all employees are eligible participants in the Company’s pension plan, 401K and health insurance plans.

Occupancy expense, supplies and equipment expense and other expense showed an overall net increase of $933,000 in 2003.  The major components of these increases were expenses related to the implementation of a new core data processing system, an updated phone system, along with substantial marketing expense to create a new brand and bank image, as well as introducing numerous new bank products during the year.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance.   The effective income tax rate, based on income before taxes, is therefore lower than the statutory income tax rate of 34%.   The effective income tax rate decreased to 22.9% in 2003 from 28.3% in 2002.   Income taxes for 2003 decreased to $751,000 from $1,112,000 in 2002, as a result of increased tax-exempt income and lower pre-tax net earnings.

Liquidity

Earning asset growth has continued to be funded primarily through deposits and earnings rather than through brokered funds.   Additional liquidity will be provided through maturing loans and maturing investment securities.   As of December 31, 2003, approximately $40,966,000, or 23% of the loan portfolio will mature or re-price within one year.   Maturities of the investments in the securities portfolio are scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand.   Substantial monthly repayments on loans also provide funds for liquidity demands.   Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds.   During 2003, the Company was a continuous seller of Federal funds in daily average amounts of $12,700,000.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary.   Federal funds lines of credit are maintained with two correspondent banks, but the Company did not borrow against either of these lines during 2003.   The Company has a line of credit through the Federal Home Loan Bank of Atlanta.  During 2002, the Company repaid all borrowings under this line.  The Company continues to have availability under this line of credit of approximately $40,000,000 at December 31, 2003.  The Company also has a line of credit with Community Bankers Bank of $15,000,000 at December 31, 2003.

Capital Resources

The Company’s principal source of capital is generated through retained earnings.   In 2003, $1,626,000, or 64.2%, of earnings were retained and added to the capital of the Company.   Capital growth has historically benefited from a conservative dividend policy.   Dividends for 2003 represented 35.8% of net income.  The ratio of average equity to average assets was 11.79% in 2003, compared to 10.94% in 2002.   Stockholders’ equity was $32,074,601 on December 31, 2003.

The Company’s Tier I Leverage ratio was 11.85%.The Tier I risk-based capital ratio for the Company stood at 19.64% on December 31, 2003 while the Tier II or total risk-based capital ratio was 20.89%.   Both Tier I and total risk-based capital ratios at December 31, 2003 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $906,000 were declared in 2003 which represents a payout ratio of 35.8%.   This compares to a payout ratio of 37.3% in 2002.   It is anticipated that internally generated funds will cover any capital improvements in 2004.  The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

Loans

The Company uses the funds generated from deposits primarily to support its lending activities.  The Company competes aggressively for loans in its market areas.  As a result, the volume of loans increased 5% or $8,365,000 in 2003.  Mortgage loans increased by 8.3%, commercial and agricultural loans increased by 8.1% and consumer installment loans decreased by 15.7%.  The Bank has no foreign loans.

Loans are made predominantly to residents of the Company’s trade area.  Approximately 75% of the loan portfolio on December 31, 2003 was composed of real estate secured loans.

The following table shows the Company’s loan distribution at the end of each of the last five years.

	December 31,

	2003	2002	2001	2000	1999

Loans:	(In thousands)

Commercial & Agricultural	$24,492	$22,647	$30,648	$28,772	$27,443
Real Estate – Mortgage	126,607	118,026	132,657	131,909	117,760
Real Estate – Construction	5,040	3,494	3,680	2,120	2,866
Consumer	19,308	22,915	28,177	31,615	29,733

Total Loans	$175,447	$167,082	$195,162	$194,416	$177,802

The Company does not engage in highly leveraged transactions.  Commitments to extend credit to customers in the normal course of business totaled $21,300,000 at December 31, 2003.

The following table shows the maturities of loans outstanding as of December 31, 2003.  Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Total loans	$40,966	$84,299	$50,182	$175,447
Loans maturing after one year with:
Fixed interest rates		$70,811	$43,861

Variable interest rates		$13,488	$6,321

Allowance for Loan Losses

The allowance for loan losses was set at a level management felt was adequate after considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans, as well as other factors deserving recognition.  After considering these factors, the allowance for loan losses was set at $2,371,000 at year-end 2003.  This compares to an allowance of $2,925,000 at year-end 2002.  On December 31, 2003, the allowance was 1.35% of total loans down from 1.75% one year earlier.  The provision for loan losses, charged against income, was $250,000 in 2003 and $1,017,000 in 2002. The decline in the provision for loan losses reflects the resolution of two major nonperforming assets during 2003.  In addition, the establishment of a new risk management department and enhanced credit underwriting standards led to an improved level of asset quality.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

	2003		2002		2001		2000		1999
		Percent of total loans		Percent of total loans		Percent of total loans		Percent of total loans		Percent of total loans
(Dollars in thousands)	Amount		Amount		Amount		Amount		Amount

Commercial real estate loans	$ 1,232	22.24%	$ 1,862	22.85%	$ 1,624	21.16%	$ 1,232	21.72%	$ 1,193	18.92%
Real estate 1-4 family loans	257	49.92%	179	47.80%	229	46.81%	173	46.13%	168	47.32%
Real estate construction loans	61	2.87%	23	2.09%	44	1.89%	33	1.09%	32	1.61%
Commercial loans	609	13.96%	635	13.55%	653	15.70%	495	14.80%	480	15.43%
Consumer loans	212	11.01%	226	13.71%	230	14.44%	174	16.26%	169	16.72%
Balance End of Period	$ 2,371	100.00%	$ 2,925	100.00%	$ 2,780	100.00%	$ 2,107	100.00%	$ 2,042	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses.   Non-accrual and debt restructured loans were $1,972,000 and $3,079,000 at December 31, 2003 and December 31, 2002, respectively.  It is the Company’s policy to put loans 90 days or more past due on a non-accrual basis unless they are well secured and in the process of collection.

At year-end 2003, management was monitoring loans considered to be impaired under Statement 114 totaling $1,676,000, all of which are on a non-accrual status.  They are followed closely, and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.  Various forms of collateral are held as security on the loans.

A summary of non-performing assets for the past five years follows:

	December 31,

	2003	2002	2001	2000	1999
	(In thousands)
Nonaccrual loans	$1,972	$3,079	$1,414	$3,636	$342
Restructured loans	-	-	3,140	-	-
OREO	-	619	410	110	51
Total non-performing assets	$1,972	$3,698	$4,964	$3,746	$393
Loans past due 90 days and accruing interest	$932	$567	$212	$2,484	$1,730

Other Real Estate Owned (OREO) balances represent the appraised value of real estate acquired through foreclosure by the Company.  The Company regularly evaluates the carrying value of such assts and adjusts the balances as required.  The Company is actively marketing such properties to reduce potential losses and expenses related to carrying these assets.

In 2003, charge-offs of loans, net of recoveries, were $804,000 compared to $872,000 in 2002.

The following table summarizes the Company’s loan loss experience for the preceding five years:

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance at January 1	$2,925	$2,780	$2,107	$2,042	$2,183
Charge-offs	754	324	144	252	286
Commercial & Agricultural	45	450	224	153	125
Real Estate	119	389	402	199	131
Consumer

Total Charge-Offs	918	1,163	770	604	542

Recoveries
Commercial & Agricultural	7	134	4	93	73
Real Estate	3	0	0	0	0
Consumer	104	157	121	96	28

Total Recoveries	114	291	125	189	101

Net Charge-offs	804	872	645	415	441

Provision for loan losses	250	1,017	1,318	480	300

Balance at December 31	$2,371	$2,925	$2,780	$2,107	$2,042

Ratio of net charge-offs to	0.48%	0.47%	0.33%	0.22%	0.27%
average loans outstanding

Investments

The Company purchases of investments are managed in conjunction with other uses of funds, liquidity provisions, and investment market conditions. During 2003, there were realized net gains of $114,000 on investment portfolio securities due to investment calls at premiums.

The following table sets forth the carrying amount of investment in debt and equity securities at the dates indicated:

	December 31,
	2003	2002	2001
(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$35,035	$60,159	$27,868

State and political subdivisions	19,497	11,064	10,480

Other	5,785	1,064	2,064

Total	$60,317	$72,287	$40,412

The following table sets forth the maturities of investment at par of investment securities at December 31, 2003:

	Maturing
	Within One Year		After One Year Within Five Years		After Five But Within Ten Years		After Ten Years

	Amount		Amount		Amount		Amount
			(In thousands of dollars)
		Yield		Yield		Yield		Yield

U.S. Treasury and other U.S. government agencies and corporations	$39	7.39%	$20,128	3.47%	$12,976	5.53%	$1,992	5.08%
State and political subdivisions
	795	4.53%	3,825	4.81%	10,910	5.54%	3,575	3.50%
Other	834	4.66%	4,000	3.79%	-	0.00%	-	0.00%
Total	$1,668		$27,953		$23,886		$5,567

Mortgage backed securities in the amount of $17,344,000 are included in the above table based on expected weighted average maturities.

At December 31, 2003 and 2002, investment securities with a book value of $12,874,000 and $13,128,000, respectively, were pledged to collateralize public deposits and for other purposes.

All investments in debt securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and accretion of discounts.   By carrying the investment portfolio as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

During the fourth quarter of 2002, management made the decision to transfer the entire investment portfolio from Held to Maturity to Available for Sale status. This decision was made to provide the Company with more flexibility in its investment portfolio and to allow for improved liquidity to meet the anticipated loan demands of the future.

Deposits

Total deposits at December 31, 2003 were 1.04%, or $2,481,000, lower than the prior year-end.   To improve net interest income and net interest margin, higher rate Certificates of Deposit were allowed to flow out of the Company.  The Company will attract new deposits based on a superior level of service rather than attempting to offer the highest rates in its market areas.  This strategy has allowed for minimal deposit outflows with a slight reduction in the net interest margin.  The average balances and rates paid on deposits for the preceding three years are shown in the table below:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)
Non-interest bearing demand deposits	$30,915		$28,619		$25,005

Interest bearing demand deposits	31,665	0.21%	29,302	0.84%	26,543	2.10%

Savings deposits	43,894	0.48%	43,856	1.32%	38,950	2.82%

Time deposits	128,757	3.25%	138,491	4.29%	143,513	5.79%

	$235,231		$240,268		$234,011

The Company depends primarily on its core deposits to fund its earning assets.

Time deposits of $100,000 or more totaled $44,502,000 at December 31, 2003, and comprised 18.8% of the Company’s total deposits.  These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

Time Certificates of Deposit (In thousands)
3 months or less	$ 5,294
Over 3 months through 6 months	7,290
Over 6 through 12 months	11,549
Over 12 months	20,369
Total	$44,502

Financial Instruments with Off Balance Sheet Risk

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
	(In Thousands)

Commitments to extend credit	$ 21,321	$ 8,177
Standby letters of credit	327	238

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral supporting those commitments if deemed necessary.

Interest Rate Risk

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis.  These models utilize the Company’s financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period.  This base level of earnings is then shocked assuming a sudden increase or decrease in interest rates.  At December 31, 2003, the model indicates that the Company’s interest rate risk profile remains modestly asset sensitive in the short-term with exposure to declining rates.  By year two, the Company adopts a slightly liability sensitive rate risk profile with material negative convexity attributable to margin compression in an extremely low rate environment.   This condition is common in community banks and will persist until short-term rates begin to rise. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

INTEREST SENSITIVITY GAP ANALYSIS

At December 31, 2003
		Interest Sensitivity Periods
(In thousands)	Within	91 to 365	Over 1 to 5	Over 5
	90 Days	Days	Years	Years	Total
Earning Assets

Securities, at amortized cost	1,237	6,643	17,087	35,350	60,317
Restricted securities	1,369	-	-	-	1,369
Federal funds sold	12,156	-	-	-	12,156
Interest-bearing deposits in banks	763	-	-	-	763
Loans, net of unearned income	38,677	29,961	76,352	28,086	173,076
Total earning assets	54,202	36,604	93,439	63,436	247,681

Interest-bearing Liabilities

NOW Accounts	1,057	3,171	16,914	14,095	35,237
Money market accounts	20,037	-	-	-	20,037
Savings accounts	1,362	4,084	17,240	-	22,686
Time deposits	18,033	49,176	58,824	-	126,033
Total interest-bearing liabilities	40,489	56,431	92,978	14,095	203,993

Cumulative maturity / interest sensitivity gap	13,713	(6,114)	(5,653)	43,688
As % of total earning assets	5.54%	-2.47%	-2.28%	17.64%

Caution about Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•

the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•

maintaining capital levels adequate to support our growth;

•

maintaining cost controls and asset qualities as we open or acquire new branches;

•

reliance on our management team, including our ability to attract and retain key personnel;

•

the successful management of interest rate risk;

•

changes in general economic and business conditions in our market area;

•

changes in interest rates and interest rate policies;

•

risks inherent in making loans such as repayment risks and fluctuating collateral values;

•

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

demand, development and acceptance of new products and services;

•

problems with technology utilized by us;

•

changing trends in customer profiles and behavior; and

•

changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

ITEM 7.

FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report following Item 14 below:

Independent Auditor’s Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 10.

EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit No.

Description

3.1

Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed February 6, 2004).

3.2

Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K, filed February 6, 2004).

21.1

Subsidiary of the Company (filed herewith).

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

32.1

Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350 (filed herewith).

(b)

Reports on Form 8-K

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

CITIZENS BANCORP OF VIRGINIA, INC.

AND SUBSIDIARY

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

Citizens Bancorp of Virginia, Inc. and Subsidiary

Blackstone, Virginia

We have audited the accompanying consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 29, 2004

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2003 and 2002

Assets	2003	2002

Cash and due from banks	$ 7,309,414	$ 10,721,324
Interest-bearing deposits in banks	762,761	1,027,660
Federal funds sold	12,156,000	15,822,000
Securities available for sale, at fair market value	60,316,638	72,286,596
Restricted securities	1,369,000	1,069,750
Loans, net of allowance for loan losses of $2,370,607 in 2003
and $2,924,845 in 2002	173,075,592	164,156,869
Premises and equipment, net	5,371,943	3,756,469
Accrued interest receivable	1,457,730	1,396,888
Other assets	7,553,660	1,745,508

Total assets	$ 269,372,738	$ 271,983,064

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 32,427,573	$ 28,966,690
Interest-bearing	203,993,284	209,935,497
Total deposits	$ 236,420,857	$ 238,902,187
Accrued interest payable	723,836	1,151,911
Accrued expenses and other liabilities	153,444	699,673
Total liabilities	$ 237,298,137	$ 240,753,771

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.50 par value; authorized 2,500,000 shares;
issued and outstanding, 2,448,000 in 2003 and 2002	$ 1,224,000	$ 1,224,000
Additional paid-in capital	193,240	193,240
Retained earnings	30,619,523	28,993,185
Accumulated other comprehensive income, net	37,838	818,868
Total stockholders' equity	$ 32,074,601	$ 31,229,293

Total liabilities and stockholders' equity	$ 269,372,738	$ 271,983,064

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the Years Ended December 31, 2003 and 2002

	2003	2002
Interest and Dividend Income
Loans, including fees	$ 11,032,968	$ 13,387,507
Investment securities:
Taxable	1,917,763	2,400,876
Tax-exempt	589,977	359,143
Dividends	51,918	57,382
Federal funds sold	134,330	279,460
Other	8,783	17,122
Total interest and dividend income	$ 13,735,739	$ 16,501,490

Interest Expense
Deposits	$ 4,456,840	$ 6,763,774
Federal Home Loan Bank borrowings	- -	2,824
Total interest expense	$ 4,456,840	$ 6,766,598
Net interest income	$ 9,278,899	$ 9,734,892
Provision for loan losses	250,000	1,016,817
Net interest income after provision for loan losses	$ 9,028,899	$ 8,718,075

Noninterest Income
Service charges on deposit accounts	$ 806,095	$ 705,375
Net gain on sales and calls of securities	114,290	46,678
Net gain (loss) on the sale of other real estate owned	137,132	(79,540)
Income from bank-owned life insurance	215,233	- -
Other	199,805	145,269
Total noninterest income	$ 1,472,555	$ 817,782

Noninterest Expenses
Salaries and employee benefits	$ 3,804,611	$ 3,120,761
Occupancy	333,693	386,752
Equipment	791,409	422,232
Other	2,288,858	1,672,290
Total noninterest expenses	$ 7,218,571	$ 5,602,035
Income before income taxes	$ 3,282,883	$ 3,933,822
Provision for income taxes	750,785	1,111,655
Net income	$ 2,532,098	$ 2,822,167

Earnings per Share, basic and diluted	$ 1.03	$ 1.14

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2003 and 2002
				Accumulated
				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	Income	Income	Total

Balance at December 31, 2001	$1,250,000	$850,000	$27,223,658	$40,626		$29,364,284
Comprehensive income:
Net income	- -	- -	2,822,167	- -	$2,822,167	2,822,167
Other comprehensive income:
Unrealized gains on securities available
for sale, net of deferred taxes of $416,783	- -	- -	- -	- -	809,049	- -
Reclassification adjustment, net of
income taxes of $15,871	- -	- -	- -	- -	(30,807)	- -
Other comprehensive income, net of taxes	- -	- -	- -	778,242	$778,242	778,242
Total comprehensive income	- -	- -	- -	- -	$3,600,409	- -
Cash dividends declared ($.43 per share)	- -	- -	(1,052,640)	- -		(1,052,640)
Acquisition of 52,000 shares of common stock	(26,000)	(656,760)	- -	- -		(682,760)
Balance at December 31, 2002	$1,224,000	$193,240	$28,993,185	$ 818,868		$31,229,293
Comprehensive income:
Net income	- -	- -	2,532,098	- -	$2,532,098	2,532,098
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes of $363,490	- -	- -	- -	- -	(705,599)	- -
Reclassification adjustment, net of
income taxes of $38,859	- -	- -	- -	- -	(75,431)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(781,030)	$(781,030)	(781,030)
Total comprehensive income	- -	- -	- -	- -	$1,751,068	- -
Cash dividends declared ($.37 per share)	- -	- -	(905,760)	- -		(905,760)
Balance at December 31, 2003	$1,224,000	$193,240	$30,619,523	$37,838		$32,074,601

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net income	$ 2,532,098	$ 2,822,167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	546,840	311,337
Provision for loan losses	250,000	1,016,817
Net gain on sales and calls of securities	(114,290)	(46,678)
Net (gain) loss on sale of other real estate owned	(137,132)	79,540
Net amortization of securities	219,475	166,953
Deferred tax expense (benefit)	375,338	(75,056)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(60,842)	223,607
(Increase) in other assets	(400,421)	(148,234)
(Decrease) in accrued interest payable	(428,075)	(439,320)
Increase (decrease) in accrued expenses and other liabilities	(546,229)	31,646
Net cash provided by operating activities	$ 2,236,762	$ 3,942,779

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 59,923,070	$ 3,784,628
Maturities and prepayments	13,093,600	4,771,239
Purchases	(62,335,276)	(27,090,382)
Activity in held to maturity securities:
Maturities, prepayments and calls	- -	23,768,206
Purchases	- -	(36,050,569)
Purchase of restricted securities	(319,700)	(42,000)
Redemption of restricted securities	20,450	- -
Net (increase) decrease in loans	(9,234,129)	26,686,381
Purchase of bank-owned life insurance	(6,000,000)	- -
Purchases of land, premises and equipment	(2,162,314)	(566,163)
Proceeds from sale of other real estate owned	821,818	233,481
Net cash (used in) investing activities	$ (6,192,481)	$ (4,505,179)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows from Financing Activities
Net (decrease) in deposits	$ (2,481,330)	$ (1,150,782)
Dividends paid	(905,760)	(989,600)
Repayment of FHLB borrowings	- -	(200,000)
Acquisition of common stock	- -	(682,760)
Net cash (used in) financing activities	$ (3,387,090)	$ (3,023,142)

Net (decrease) in cash and cash equivalents	$ (7,342,809)	$ (3,585,542)

Cash and Cash Equivalents
Beginning of year	27,570,984	31,156,526

End of year	$ 20,228,175	$ 27,570,984

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 4,884,915	$ 7,205,918

Income taxes	$ 461,500	$ 1,457,148

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$ 65,406	$ 522,300

Unrealized gains (losses) on securities available for sale	$ (1,183,379)	$ 1,179,154

Transfer of securities from held to maturity to available
for sale	$ - -	$ 52,535,185

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.

Summary of Significant Accounting Policies

On December 10, 2003, the stockholders of Citizens Bank and Trust Company voted in favor of a merger to become a wholly-owned subsidiary of Citizens Bancorp of Virginia, Inc., which became a newly formed one-bank holding company.

Upon consummation of the reorganization effective December 18, 2003, each outstanding common share of Citizens Bank and Trust Company was exchanged for one share of Citizens Bancorp of Virginia, Inc. common stock, par value $0.50 per share.  The exchange of shares was a tax-free transaction for federal income tax purposes.  Financial statements for prior periods are identical to the financial statements of the Bank.  Stockholders’ equity has been restated to reflect this transaction in all prior periods.

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Bancorp of Virginia, Inc. (the “Company”) and its wholly-owned subsidiary, Citizens Bank and Trust Company (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company conducts the general business of a commercial bank.  The Company is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System.  The Company’s primary trade areas are in the Virginia counties of Nottoway, Amelia and Prince Edward.  The Company offers traditional lending and deposit products to businesses and individuals.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.

Notes to Consolidated Financial Statements

The following is a summary of the significant accounting policies used in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within ninety days.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Securities

The Company is required to maintain an investment in the capital stock of certain correspondent banks.  No ready market exists for this stock, and it has no quoted market value.  The Company’s investment in these stocks is recorded at cost.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in the Virginia counties of Nottoway, Amelia, and Prince Edward.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Notes to Consolidated Financial Statements

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Other personal loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if th ere are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Notes to Consolidated Financial Statements

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured on an individual basis for commercial and construction loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed by the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of the assets range from 5 to 39 years.  Major improvements are capitalized while maintenance and repairs are charged to expense as incurred.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Defined Benefit Pension Plan

The Company provides a noncontributory pension plan covering substantially all of the Company’s employees who are eligible as to age and length of service.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Notes to Consolidated Financial Statements

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding.  The Company has no dilutive or potentially dilutive common stock equivalents.  For the years ending December 31, 2003 and 2002, the weighted-average common shares outstanding were 2,448,000 and 2,465,333, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb

Notes to Consolidated Financial Statements

some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur.  The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities.  Adoption of the Statement did not result in an impact on the Company’ s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities.  The new disclosure requires a table of securities which have unrealized losses as of the reporting date.  The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months.  The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient informat ion to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary.  The new disclosure requirements apply to fiscal years ending after December 15, 2003.  The Company has included the required disclosures in their consolidated financial statements.

Notes to Consolidated Financial Statements

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.”  This Statement revises employers’ disclosures about pension plans and other postretirement benefits.  It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106.  This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces.  However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The required information should be provided separately for pension plans and for other postretirement benefit plans.  The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans.  This Statement is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.  The Company has included the required disclosures in its consolidated financial statements.

Note 2.

Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 17,986,746	$ 20,335	$ (316,471)	$ 17,690,610
State and municipal	19,173,180	416,946	(92,755)	19,497,371
Mortgage-backed	17,317,074	122,940	(95,967)	17,344,047
Corporate	5,782,307	27,383	(85,885)	5,723,805
Other	- -	60,805	- -	60,805
	$ 60,259,307	$ 648,409	$ (591,078)	$ 60,316,638

Notes to Consolidated Financial Statements

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 14,021,406	$ 140,488	$ - -	$ 14,161,894
State and municipal	10,724,476	339,535	(113)	11,063,898
Mortgage-backed	45,303,498	693,744	- -	45,997,242
Corporate	1,000,625	14,175	- -	1,014,800
Other	- -	48,762	- -	48,762
	$ 71,050,005	$ 1,236,704	$ (113)	$ 72,286,596

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2003 follows.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities do not have stated maturity dates.  Therefore, these securities are not included in the maturity categories below.

	Amortized	Fair
	Cost	Value

Maturing within one year	$ 795,065	$ 805,645
Maturing after one year through five years	15,399,227	15,483,768
Maturing after five years through ten years	22,514,581	22,484,151
Maturing after ten years	4,233,360	4,138,222
Mortgage-backed securities	17,317,074	17,344,047
Other securities	- -	60,805
	$ 60,259,307	$ 60,316,638

Notes to Consolidated Financial Statements

A summary of investments in an unrealized loss position at December 31, 2003 follows:

	Unrealized Loss Duration
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	(Loss)	Value	(Loss)	Value	(Loss)

U.S. Government
and federal agency	$ 7,720	$ (316)	$ - -	$ - -	$ 7,720	$ (316)
State and municipal	4,299	(93)	- -	- -	4,299	(93)
Mortgage-backed	10,108	(96)	- -	- -	10,108	(96)
Corporate	3,738	(86)	- -	- -	3,738	(86)
Total temporarily
impaired securities	$ 25,865	$ (591)	$ - -	$ - -	$ 25,865	$ (591)

The unrealized losses in the investment portfolio as of December 31, 2003 are considered temporary and are a result of general market fluctuations that occur daily.  The unrealized losses are from 37 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  Market prices change daily and are affected by conditions beyond the control of the Company.  Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company.  Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities having carrying values of $12,873,865 and $13,128,177 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required by law.

For the years ended December 31, 2003 and 2002, proceeds from sales and calls of securities amounted to $59,923,070 and $3,784,628, respectively.  Gross realized gains amounted to $114,290 and $46,678, respectively.  The tax provision applicable to these realized gains amounted to $38,859 and $15,871, respectively.  There were no gross realized losses during 2003 or 2002.

Notes to Consolidated Financial Statements

During 2002, securities held to maturity with an amortized cost of approximately $52,535,000 and fair value of $53,339,000 were reclassified as available for sale.  The purpose of the reclassification was to provide the Company with greater flexibility to adjust the portfolio in changing market conditions.  The transfer will preclude the Company from categorizing securities as held to maturity in future periods.  The Company will be allowed to utilize the held to maturity category only when it can demonstrate both the intent and ability to hold those securities affected to maturity.

Note 3.

Loans

A summary of the balances of loans follows:

	December 31,
	2003	2002
	(In Thousands)
Mortgage loans on real estate:
Commercial	$ 39,028	$ 38,153
Residential 1-4 family	87,579	79,873
Construction	5,040	3,494
Commercial	24,492	22,647
Consumer installment	19,308	22,915
Total loans	$ 175,447	$ 167,082
Less: allowance for loan losses	2,371	2,925
Loans, net	$ 173,076	$ 164,157

Note 4.

Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2003	2002

Balance, beginning	$ 2,924,845	$ 2,779,710
Provision for loan losses	250,000	1,016,817
Loans charged off	(917,893)	(1,162,818)
Recoveries of loans previously charged off	113,655	291,136
Balance, ending	$ 2,370,607	$ 2,924,845

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans at December 31, 2003 and 2002:

December 31,
	2003	2002
(In Thousands)

Impaired loans with a valuation allowance	$ 1,676	$ 2,972
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 1,676	$ 2,972

Valuation allowance related to impaired loans	$ 639	$ 1,390

Average investment in impaired loans	$ 2,083	$ 3,258

Interest income recognized	$ - -	$ - -

Non-accrual loans excluded from the impairment disclosure above under SFAS No. 114 totaled $295,925 and $106,604 at December 31, 2003 and 2002, respectively.  Income on non-accrual and impaired loans under the original terms would have been approximately $343,431 and $82,625 for 2003 and 2002, respectively.

Note 5.

Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2003	2002

Land	$ 697,780	$ 697,780
Buildings	4,505,650	4,425,447
Furniture, fixtures and equipment	4,145,150	3,120,739
Construction in progress	380,184	- -
	$ 9,728,764	$ 8,243,966
Accumulated depreciation	(4,356,821)	(4,487,497)
	$ 5,371,943	$ 3,756,469

Depreciation expense for the years ended December 31, 2003 and 2002 totaled $546,840 and $311,337, respectively.

Notes to Consolidated Financial Statements

Pursuant to the terms of a lease agreement pertaining to bank premises, future minimum rent commitments are as follows:

2004	$ 29,917
2005	40,487
2006	41,298
2007	42,124
2008	42,966
Thereafter	10,795
$ 207,587

Note 6.

Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $44,502,338 and $44,317,834, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004	$ 68,700,030
2005	17,316,364
2006	9,963,208
2007	16,008,417
2008	14,045,030
$ 126,033,049

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $42,082 and $202,131, respectively.

Note 7.

Income Taxes

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2003	2002

Current tax expense	$ 375,447	$ 1,186,711
Deferred tax expense (benefit)	375,338	(75,056)
	$ 750,785	$ 1,111,655

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2003	2002

Computed "expected" tax expense	$ 1,116,180	$ 1,337,499
Tax-exempt income	(287,022)	(135,800)
Other, net	(78,373)	(90,044)
	$ 750,785	$ 1,111,655

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$ 600,746	$ 836,987
Accrued pension	1,302	19,688
Nonaccrual loan interest	50,753	97,609
Deferred compensation	26,577	- -
Intangible assets	28,040	19,119
Other	517	- -
Deferred tax assets	$ 707,935	$ 973,403

Deferred tax liabilities:
Deferred loan fees	$ 160,293	$ 133,634
Net unrealized gain on securities
available for sale	23,953	420,914
Depreciation	168,160	38,526
Discount accretion on securities	30,738	27,061
Other	150,318	200,418
Deferred tax liabilities	$ 533,462	$ 820,553

Net deferred tax assets	$ 174,473	$ 152,850

Notes to Consolidated Financial Statements

Note 8.

Employee Benefit Plans

Defined Benefit Pension Plan

Information pertaining to the activity in the defined benefit pension plan is as follows:

	Years Ended December 31,
	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$ 4,077,468	$ 3,814,934
Service cost	154,311	206,603
Interest cost	155,059	286,120
Actuarial loss	348,853	180,391
Plan amendments	(1,938,718)	- -
Benefits paid	(471,236)	(410,580)
Benefit obligation, ending	$ 2,325,737	$ 4,077,468

Change in Plan Assets
Fair value of plan assets, beginning	$ 2,082,706	$ 2,219,796
Actual return on plan assets	242,819	(86,510)
Employer contributions	201,038	360,000
Benefits paid	(471,236)	(410,580)
Fair value of plan assets, ending	$ 2,055,327	$ 2,082,706

Funded Status	$ (270,410)	$ (1,994,762)
Unrecognized net actuarial loss	2,108,362	1,926,205
Unrecognized prior service cost	(1,841,782)	- -
Accrued benefit cost included in other liabilities	$ (3,830)	$ (68,557)

The accumulated benefit obligation for the defined benefit pension plan was $2,214,122 and $2,138,751 at December 31, 2003 and 2002, respectively.

The following table provides the components of the net periodic benefit cost for the plan:

	2003	2002

Service cost	$ 154,311	$ 206,603
Interest cost	155,059	286,120
Expected return on plan assets	(161,740)	(185,187)
Amortization of prior service cost	(96,936)	- -
Amortization of net obligation at transition	- -	(5,602)
Recognized net actuarial loss	85,617	57,506
Net periodic benefit cost	$ 136,311	$ 359,440

Notes to Consolidated Financial Statements

The assumptions used in the measurement of the Company’s benefit obligation and the net periodic benefit cost are shown in the following table:

	2003	2002

Weighted-Average Assumptions as of December 31
Discount rate	6.75%	7.25%
Expected return on plan assets	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

	Plan Assets at September 30,
	2003	2002
Asset Category
Mutual funds - fixed income	48%	50%
Mutual funds - equity	52%	50%
Total	100%	100%

Notes to Consolidated Financial Statements

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 50% fixed income and 50% equities.  The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy.  The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $156,475 to its pension plan in 2004.

Plan Amendment

On March 1, 2003, the Company amended its defined benefit pension plan.  The plan’s revised formula for retirement benefits decreased payments from 1.65% to 1.00% of the employee’s final five-years’ average earnings.  Other provisions including length of service and covered compensation were also changed.

The effect of the amendment is a decrease in the benefit obligation as seen in the table above.  This unrecognized prior service cost is being amortized over 20 years.

Deferred Compensation Agreements

During 2003, the Company entered into deferred compensation agreements providing for monthly payments to senior officers commencing at retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment such that the then present value of the monthly payments will have been accrued by retirement date.  The Company funds the deferred compensation commitments through life insurance policies on the officers.  The deferred compensation charged to expense totaled $78,169 for the year ended December 31, 2003.

401(k) Plan

During 2003, the Company instituted a 401(k) plan whereby substantially all employees participate in the plan after completing three months of service.  Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a three-year period.  For the year ended December 31, 2003, expense attributable to the plan amounted to $30,357.

Notes to Consolidated Financial Statements

Note 9.

Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $550,000 and $999,000 at December 31, 2003 and 2002, respectively.  During the year ended December 31, 2003, total principal additions were $888,000 and total principal payments were $1,337,000.

Note 10.

Other Expenses

The principal components of other expenses in the statements of income are:

	2003	2002

Bank franchise tax	$ 259,296	$ 246,101
Consulting fees	89,428	189,849
Data processing services	226,479	48,319
Legal fees	226,676	175,361
Marketing	205,104	59,787
Stationery and supplies	203,838	112,524
Other (includes no items
in excess of 1% of total revenues)	1,078,037	840,349
	$ 2,288,858	$ 1,672,290

Note 11.

Off-Balance Sheet Activities

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Notes to Consolidated Financial Statements

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
	(In Thousands)

Commitments to extend credit	$ 21,321	$ 8,177
Standby letters of credit	327	238

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral supporting those commitments if deemed necessary.

Note 12.

Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities.  At December 31, 2003, the aggregate amount of daily average required reserves was approximately $3,093,000.

Notes to Consolidated Financial Statements

Note 13.

Concentration of Credit Risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans.  Substantially all of the Company’s customers are residents or operate business ventures in its market area consisting of Nottoway, Ameila, Prince Edward and adjacent counties.  Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Company maintains a portion of its cash balances with several financial institutions located in its market area.  Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000.  Uninsured balances were approximately $3,935,000 at December 31, 2003.

Note 14.

Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2003:
Total Capital to Risk
Weighted Assets
Consolidated	$34,080	20.9%	$13,048	8.0%	N/A
Bank	$24,116	14.8%	$13,003	8.0%	$16,254	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$32,037	19.6%	$6,524	4.0%	N/A
Bank	$22,081	13.6%	$6,502	4.0%	$9,752	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$32,037	11.8%	$10,816	4.0%	N/A
Bank	$22,081	8.2%	$10,816	4.0%	$13,520	5.0%

As of December 31, 2002:
Total Capital to Risk
Weighted Assets
Bank	$31,887	21.8%	$11,699	8.0%	$14,623	10.0%
Tier 1 Capital to Risk
Weighted Assets
Bank	$30,044	20.5%	$5,849	4.0%	$8,774	6.0%
Tier 1 Capital to
Average Assets
Bank	$30,044	11.0%	$10,912	4.0%	$13,641	5.0%

Notes to Consolidated Financial Statements

Note 15.

Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company in estimating fair value disclosures for financial instruments used the following methods and assumptions:

Cash and cash equivalents:  The carrying amounts of cash and short-term instruments approximate fair values.

Securities:  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits:  The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate fair values.

Accrued Interest:  The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2003 and 2002, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$ 20,228	$ 20,228	$ 27,571	$ 27,571
Securities available for sale	60,317	60,317	72,287	72,287
Restricted securities	1,369	1,369	1,070	1,070
Loans, net	173,076	172,923	164,157	164,824
Accrued interest receivable	1,458	1,458	1,397	1,397

Financial liabilities:
Deposits	$ 236,421	$ 236,305	$ 238,902	$ 239,292
Accrued interest payable	724	724	1,152	1,152

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 16.

Condensed Parent Company Financial Statements

The following parent company accounting policies should be read in conjunction with the related condensed balance sheets, statements of income, and statements of cash flows.

The investment in subsidiary is accounted for using the equity method of accounting.  The parent company and its subsidiary file a consolidated federal income tax return.  The subsidiary’s individual tax provision and liability are stated as if it filed a separate return and any benefits or detriments of filing the consolidated tax return are absorbed by the parent company.

The parent company’s principal assets are its investment in its wholly-owned subsidiary.  Dividends from the Bank are the primary source of funds for the parent company.  The payment of dividends by the Bank is restricted by various statutory limitations.  Banking regulations also prohibit extensions of credit by the Bank to the parent company unless appropriately secured by assets.  As of December 31, 2003, no funds were available for payment of additional dividends without prior regulatory approval from the Bank to the parent company.

Balance Sheet (Condensed)
December 31, 2003

Assets
Cash	$ 6,969,106
Investment in subsidiary	22,087,335
Securities available for sale at fair market value	2,987,320
Other assets	30,840
Total assets	$ 32,074,601

Stockholders' Equity	$ 32,074,601

Statement of Income (Condensed)
For the Period From December 18, 2003 (inception)
to December 31, 2003

Dividends from subsidiary	$ 10,000,000
Interest	252
Total income	$ 10,000,252

Other expenses	$ 19,539

Income before income taxes and distributions
in excess of earnings of subsidiary	$ 9,980,713
Allocated income tax benefit	6,558
Income before distributions in excess of
earnings of subsidiary	$ 9,987,271
Distributions in excess of earnings of subsidiary	(7,455,173)
Net income	$ 2,532,098

Statement of Cash Flows (Condensed)
For the Period From December 18, 2003 (inception)
to December 31, 2003

Cash Flows from Operating Activities
Net income	$ 2,532,098
Adjustments to reconcile net income to
net cash provided by operating activities:
Distributions in excess of earnings of subsidiary	7,455,173
Changes in other assets and liabilities,
(increase) in other assets	(30,837)
Net cash provided by operating activities	$ 9,956,434

Cash Flows from Investing Activities,
purchases of securities	$ (2,987,328)

Cash Flows from Financing Activities	$ - -

Net increase in cash	$ 6,969,106

Cash at beginning of year	- -

Cash at end of year	$ 6,969,106

Note 17.

Dividend

On January 14, 2004, the Company approved a $0.13 per share dividend to shareholders of record on January 14, 2004 and payable on January 28, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:  March 28, 2004

By:

/s/ Mark C. Riley

Mark C. Riley

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark C. Riley Mark C. Riley	President and Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 28, 2004
/s/ Raymond L. Adams Raymond L. Adams	Director	March 28, 2004
Irving J. Arnold	Director	March 28, 2004
J.M.H. Irby	Director	March 28, 2004
/s/ Roy C. Jenkins, Jr. Roy C. Jenkins, Jr.	Director	March 28, 2004
/s/ Joseph M. Morrisette Joseph M. Morrissette	Director	March 28, 2004

JoAnne Scott Webb	Director	March 28, 2004
Samuel H. West	Director	March 28, 2004

/s/ Jerome A. Wilson, III Jerome A. Wilson, III	Director	March 28, 2004

EXHIBIT INDEX

Exhibit No.

Description

3.1

Restated Articles of Incorporation of the Company (incorporated by reference to exhibit

3.1 to the Company’s Form 8-K, filed February 6, 2004).

3.2

Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Form

8-K, filed February 6, 2004).

21.1

Subsidiary of the Company (filed herewith).

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to

Rule 13a-14(a) (filed herewith).

32.1

Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18

U.S.C. §1350 (filed herewith).