Form 10-Q
period 2004-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2004-05-17
CIK 1277254

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[   ] Transition Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number:  0-24159

CITIZENS BANCORP OF VIRGINIA, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-0169450 (I.R.S. Employer Identification No.)
126 South Main Street Blackstone, VA (Address of Principal Executive Offices)	23824 (Zip Code)

434-292-7221

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,448,000 shares of common stock, par value of $.50 per share,

outstanding as of May 14, 2004

CITIZENS BANCORP OF VIRGINIA, INC.

INDEX

Part I.    Financial Information

      Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets

 3

Consolidated Statements of Income

 4

Consolidated Statements of Changes in Stockholders’ Equity

 5

Consolidated Statements of Cash Flows

 6

Notes to Consolidated Financial Statements

 7

 Item 2.  Management’s Discussion and Analysis of Financial

  Condition and Results of Operations

10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

 Item 4.  Controls and Procedures

14

Part II.     Other Information

Item 1.  Legal Proceedings

15

Item 2   Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

15

Item 3.  Defaults upon Senior Securities

15

Item 4.  Submission of Matters to a Vote of Security Holders

15

Item 5.  Other Information

15

Item 6.  Exhibits and Reports on Form 8-K

15

Signatures

16

Part I – Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2004	2003
Assets	(Unaudited)

Cash and due from banks	$ 9,027	$ 7,309
Interest-bearing deposits in banks	949	763
Federal funds sold	10,907	12,156
Securities available for sale, at fair market value	55,746	60,317
Restricted securities	1,196	1,369
Loans, net of allowance for loan losses of $2,082
and $2,371	178,173	173,075
Premises and equipment, net	5,549	5,372
Accrued interest receivable	1,316	1,458
Other assets	7,463	7,554

Total assets	$ 270,326	$ 269,373

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 32,960	$ 32,428
Interest-bearing	203,320	203,993
Total deposits	$ 236,280	$ 236,421
Accrued interest payable	665	724
Accrued expenses and other liabilities	408	153
Total liabilities	$ 237,353	$ 237,298

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.50 par value; authorized 2,500,000 shares;
issued and outstanding, 2,448,000	$ 1,224	$ 1,224
Additional paid-in capital	193	193
Retained earnings	30,975	30,620
Accumulated other comprehensive income, net	581	38
Total stockholders' equity	$ 32,973	$ 32,075

Total liabilities and stockholders' equity	$ 270,326	$ 269,373

See accompanying Notes to Interim Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended	Three Months Ended
	March	March
	2004	2003
Interest and Dividend Income
Loans, including fees	$ 2,628	$ 2,956
Investment securities:
Taxable	519	718
Tax-exempt	-	-
Dividends	13	12
Federal funds sold	20	49
Other	53	31
Total interest and dividend income	$ 3,233	$ 3,766

Interest Expense
Deposits	$ 897	$ 1,246
Federal Home Loan Bank borrowings	- -	- -
Total interest expense	$ 897	$ 1,246

Net interest income	$ 2,336	$ 2,520

Provision for loan losses	-	150

Net interest income after provision for loan losses	$ 2,336	$ 2,370

Noninterest Income
Service charges on deposit accounts	$ 195	$ 168
Net gain on sales and calls of securities	27	2
Net gain (loss) on the sale of other real estate owned	-	8
Income from bank-owned life insurance	71	-
Other	65	23
Total noninterest income	$ 358	$ 201

Noninterest Expenses
Salaries and employee benefits	$ 1,080	$ 931
Occupancy	64	96
Equipment	206	114
Other	482	511
Total noninterest expenses	$ 1,832	$ 1,652

Income before income taxes	$ 862	$ 919

Provision for income taxes	167	251

Net income	$ 695	$ 668

Earnings per Share, basic and diluted	$ 0.28	$ 0.27

See accompanying notes to Interim Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2004 (Dollars in Thousands) (Unaudited)
				Accumulated
				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	Income	Income	Total

Balance at December 31, 2002	$ 1,224	$ 193	$ 28,993	$ 819		$ 31,229
Comprehensive income:
Net income	- -	- -	668	- -	$ 668	$ 668
Other comprehensive income:
Unrealized (losses) on securities available
for sale, net of deferred taxes of $59	- -	- -	- -	- -	(115)	- -
Reclassification adjustment, net of
income taxes of $1	- -	- -	- -	- -	(1)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(116)	$ (116)	$ (116)
Total comprehensive income	- -	- -	- -	- -	$ 552	- -
Balance at March 31, 2003	$ 1,224	$ 193	$ 29,661	$ 703		$ 31,781

Balance at December 31, 2003	$ 1,224	$ 193	$ 30,620	$ 38		$ 32,075
Comprehensive income:
Net income	- -	- -	695	- -	$ 695	695
Other comprehensive income:
Unrealized gains on securities available
for sale, net of deferred taxes of $289	- -	- -	- -	- -	561	- -
Reclassification adjustment , net of income
taxes of $9	- -	- -	- -	- -	(18)	- -
Other comprehensive income, net of taxes	- -	- -	- -	543	$ 543	543
Total comprehensive income	- -	- -	- -	- -	$ 1,238	- -
Cash dividends declared ($.14 per share)	- -	- -	(340)	- -		(340)
Balance at March 31, 2004	$ 1,224	$ 193	$ 30,975	$ 581		$ 32,973

See accompanying Notes to Interim Financial Statements.

CITIZENS BANCORP, INC. OF VIRGINIA AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$ 695	$ 668
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	137	76
Provision for loan losses	- -	150
Net gain on sales and calls of securities	(27)	(2)
Net amortization of securities	35	50
Changes in assets and liabilities:
(Increase) in other assets	(47)	(6,028)
Increase (decrease) in accrued expenses and other liabilities	196	(5)
Net cash provided by (used in) operating activities	$ 989	$ (5,091)

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 9,491	$ 7,724
Maturities and prepayments	3,385	10,399
Purchases	(7,490)	(14,458)
(Purchase) redemption of restricted securities	173	(320)
Net (increase) in loans	(5,098)	(158)
Purchases of land, premises and equipment	(314)	(200)
Net cash provided by investing activities	$ 147	$ 2,987

Cash Flows from Financing Activities
Net (decrease) in deposits	$ (141)	$ (3,696)
Dividends paid	(340)	(563)
Net cash (used in) financing activities	$ (481)	$ (4,259)

Net increase (decrease) in cash and cash equivalents	$ 655	$ (6,363)

Cash and Cash Equivalents
Beginning of year	20,228	27,571
End of year	$ 20,883	$ 21,208

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 956	$ 1,443

Income taxes	$ - -	$ - -

Supplemental Disclosures of Noncash Investing
and Financing Activities
Unrealized gains (losses) on securities available for sale	$ 823	$ (176)
See accompanying Notes to Interim Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three-month periods ended March 31, 2004 and 2003, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2004.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the Banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit of Insurance Corporation.  As of March 31, 2004, there were 107 full-time employees on the payroll.  Total assets of the Company were $270,000,000 and total equity was $33,000,000 as of March 31, 2004.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

Securities available for sale are summarized below:

	March 31, 2004
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 19,032	$ 134	$ (23)	$ 19,143
State and municipal	17,774	582	(15)	18,341
Mortgage-backed	12,663	131	(49)	12,745
Corporate	5,268	78	(15)	5,331
Other	125	61	- -	186
	$ 54,862	$ 986	$ (102)	$ 55,746

(Dollars in thousands)	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 17,987	$ 20	$ (316)	$ 17,691
State and municipal	19,173	417	(93)	19,497
Mortgage-backed	17,317	123	(96)	17,344
Corporate	5,782	28	(86)	5,724
Other	- -	61	- -	61
	$ 60,259	$ 649	$ (591)	$ 60,317

Note  3.

Loans

The loan portfolio is composed of the following:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Mortgage loans on real estate:
Commercial	$ 39,351	$ 39,028
Residential 1-4 family	89,723	87,579
Construction	6,011	5,040
Commercial	26,000	24,492
Consumer installment	19,170	19,307
Total loans	$ 180,255	$ 175,446
Less: allowance for loan losses	2,082	2,371
Loans, net	$ 178,173	$ 173,075

The Company has $2.7 million in non-performing loans at March 31, 2004.

Note 4.

 Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Balance, beginning	$ 2,371	$ 2,925
Provision for loan losses	-	250
Loans charged off	(325)	(918)
Recoveries of loans previously charged off	36	114
Balance, ending	$ 2,082	$ 2,371

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,448,000 shares for the three months ended March 31, 2004 and 2003.

Note 6.

Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Three months ended March 31,

(Dollars in thousands)	Pension Benefits
	2004	2003

Service cost	53	38
Interest cost	39	39
Expected return on plan assets	(41)	(40)
Amortization of prior service cost	(24)	(24)
Amortization of net loss	23	21
Net periodic benefit cost	50	34

The company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $156,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made.

Note 7.

Recent Accounting Pronouncements

There were no new Financial Accounting Standards Board promulgations in the first quarter of 2004 that will impact Citizens Bancorp of Virginia, Inc. and Subsidiary.  See the discussion of Accounting Rule Changes in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Part I – Financial Information

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of  Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company.  This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Critical Accounting Policies

General

The  financial  condition  and results of  operations  presented in the Financial  Statements,  accompanying  Notes  to  the  Financial  Statements and  management's  discussion and analysis are, to a large degree,   dependent  upon  the  accounting  policies  of Citizens Bancorp of Virginia, Inc. (the Company).  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company’s financial condition and results of operations.   These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail,  and depending  upon the severity of such changes,  the  possibility of a materially different  financial  condition  or  results  of  operations  is  a reasonable  likelihood.

Allowance for Loan Losses

 The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio.  The Company maintains policies and procedures that address the systems of controls  over  the  following  areas  of  maintenance  of  the  allowance:  the systematic  methodology used to determine the appropriate level of the allowance to  provide  assurance they are  maintained  in  accordance  with  accounting principles  generally  accepted in the United States of America;  the accounting policies for loan charge-offs and recoveries;  the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses.  This estimate of losses is compared to the allowance for loan  losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various  uncertainties and variability related to the  factors  used,  and  therefore  a  reasonable  range  around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If  different  assumptions  or  conditions  were  to  prevail  and  it is determined  that the  allowance  is not  adequate to absorb the new  estimate of probable  losses,  an additional  provision for loan losses would be made, which amount may be material to the Financial Statements.

OVERVIEW AND FINANCIAL CONDITION

The Company reported quarterly net income and earnings per share of $695,000 and $.28, respectively, compared to $668,000 and $.27 for the same quarter last year.  The Company also reported an increase in average ROA and average ROE from 1.01% and 8.53% as of March 31, 2003 compared to 1.03% and 8.61% as of March 31, 2004.

Total assets for the Company increased to $270.3 million at March 31, 2004 compared to $269.3 million at December 31, 2003, representing an increase of $1.0 million or 3.7%. The Company competes aggressively for loans in its market areas.  As a result, total loans at March 31, 2004 were $180.3 million, an increase of $4.9 million from December 31, 2003 balance of $175.4 million. In addition, net loans as a percent of total assets were 65.9% at March 31, 2004, as compared to 64.31% at December 31, 2003.  Net loan volume for the first three months of 2004 was $22.3 million compared to $17.2 million for the first three months of 2003.

The securities portfolio was a primary source of funds for increased loan demand. The portfolio decreased $4.6 million from $60.3 million at December 31, 2003 to $55.7 million at March 31, 2004, a decrease of 7.6%.   Another source of liquidity used was Federal Funds sold.   On March 31, 2004, Fed Funds were $10.9 million, compared to $12.2 million at December 31, 2003.

Total deposits of $236.3 million at quarter end represented an increase of $.1 million, or .4% from $236.4 million at December 31, 2003. It has been the Company’s position to allow higher rate Certificates of Deposits to flow out of the Company or into other products.  As a result, total Certificates of Deposits at March 31, 2004 were $123.3 million, down $5.5 million, or 4.3%, from December 31, 2003.  The deposit shift experienced during the three months ended March 31, 2004 was offset by increase in non-interest-bearing demand deposits of $2.0 million combined with an increase in both interest-bearing and savings account of deposit of $4.5 million.

Stockholders’ equity was $33.0 million at March 31, 2004.  This amount represents an increase of 2 .8% from the December 31, 2003 balance of $32.1 million.  The book value per common share was $13.47 at March 31, 2004 compared to $13.10 at December 31, 2003.

Financial Accounting Standards Board Pronouncement #115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income” in the Shareholders’ Equity section of the Balance Sheet and was $581,000 at March 31, 2004, a increase of $543,000 from December 31, 2003. The increase in the equity effect of the change in the value of securities in the quarter ended March 31, 2004 compared to the period ended December 31, 2003 results primarily from appreciation caused by a decrease in market interest rates in the quarter ended March 31, 2004.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $2.3 million for the first three months of 2004 compared to $2.5 million for the same period in 2003.  The decrease is largely due to a decline in the yield on loans as rates remained low.  The decline in asset yields is offset by the decline in interest rates on deposits for the same period.  Conversely, interest income on loans decreased $327,000, while interest expense on deposits decreased $349,000, a positive variance of $22,000.   The remaining impact comes from interest income on the investment portfolio and fed funds position which was a decrease of $206,000 for the same period.

Non-interest Income

Non-interest income increased 78.1% to $358,000 for the first three months of 2004 compared to $200,000  for the same period in 2003. The Company realized $27,000 in net gains on investment sales for the three months ended March 31, 2004 along with $71,000 in income from Bank Owned Life Insurance and $17,000  in dividends from Title Company.  Other increases in Non-Interest Income resulted from additional Fee Income.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $1.8 million for the first three months of 2004 compared to $1.7 million for the same period in 2003, an increase of $100,000.  One component of Non-Interest Expense is Compensation and Benefits which increased $149,000 for the same period comparison.  Compensation increased as a result of increased salary expense attributed to additional employees in the operating and lending functions.  Benefit Expense increased as a result of enhanced 401(k) and medical insurance benefits for the employees.

Occupancy Expense decreased $32,000 for the first three months of 2004 compared to the same period in 2003 due to increased building maintenance expenses realized in the prior year from the Company’s overall efforts to refurbish and revitalize its facilities.

Equipment Expense increased $92,000 for the first three months of 2004 compared to the same period in 2003 as the Company updated its technology to improve services to its customers.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2004 was $2.1 million compared to $2.34 million at December 31, 2003.  The allowance for loan losses was 1.16% of total loans outstanding at March 31, 2004 and 1.35% of loans outstanding at December 31, 2003.  After considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans as well as other factors deserving recognition, management felt that the allowance for loan losses was adequate. Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2004.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

The Company has $2.7 million in non-performing loans at March 31, 2004.

Liquidity

The Company maintains required liquidity positions through cash on hand, correspondent bank balances, investment in Federal Funds Sold, by maintaining its investment portfolio in Available for Sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta and at its correspondent banks.  The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis. We consider our sources of liquidity to be ample to meet our estimated needs.

Capital Resources

Stockholders’ equity at March 31, 2004 and December 31, 2003 was $33.0 million and $32.1 million, respectively.  Total common shares outstanding at March 31, 2004 were 2,448,000.

At March 31, 2004, the Company’s Tier 1 and total risk-based capital ratios were 19.2% and 20.5%, respectively, compared to 19.6% and 20.91% at December 31, 2003.  The Company’s leverage ratio was        12.0% at March 31, 2004 compared to 11.8% at December 31, 2003.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans, such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional on known and unknown risks, see the “Caution About Forward-Looking Statements” section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

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

As there have been no material changes in market risk since 2003 year-end, the December 31, 2003 static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

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

Item 4.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (and principal financial officer). Based on and as of the date of such evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

None

Item 2.  Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

a)

Exhibit  31

Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

Exhibit  32

Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. ss.1350

b)

Reports on Form 8-K

On February 6, 2004, the Company filed a Current Report on Form 8-K dated December 18, 2003, to report under Item 5 that the Company had acquired all of the outstanding stock of the Bank in a statutory share exchange transaction and that the Company’s common stock was being registered under Rule 12g-3 under the Securities Exchange Act of 1934, as amended.

On February 6, 2003, the Company furnished a Current Report on Form 8-K dated January 30, 2004, to report under Item 12, and incorporate by reference therein, a press release that reported the Company’s financial results for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

    (Registrant)

Date:  May 17, 2004

By:  /s/ Mark C. Riley

Mark C. Riley

President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number

Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. ss.1350