Form 10-Q
period 2004-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2004-08-16
CIK 1277254

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

2,446,500 shares of common stock, par value of $.50 per share,

outstanding as of  August 3, 2004

CITIZENS BANCORP OF VIRGINIA, INC.

INDEX

Part I.   Financial Information

      Page No.

Item 1.       Financial Statements

Consolidated Balance Sheets

 3

Consolidated Statements of Income

 4

Consolidated Statements of Changes in Stockholders’ Equity

 5

Consolidated Statements of Cash Flows

 6

Notes to Interim Consolidated Financial Statements

 7

Item 2.       Management’s Discussion and Analysis of Financial

Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.   Controls and Procedures

13

Part II.    Other Information

Item 1.  Legal Proceedings

13

Item 2.   Change in Securities, Use of Proceeds and Issuer Purchases
                                    of Equity Securities

14

Item 3.   Defaults upon Senior Securities

14

Item 4.   Submission of Matters to a Vote of Security Holders

14

Item 5.   Other Information

15

Item 6.   Exhibits and Reports on Form 8-K

15

Signatures

16

Part I – Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2004	2003
Assets	(Unaudited)

Cash and due from banks	$ 9,192	$ 7,309
Interest-bearing deposits in banks	961	763
Federal funds sold	9,156	12,156
Securities available for sale, at fair market value	51,479	60,317
Restricted securities	1,196	1,369
Loans, net of allowance for loan losses of $2,100
and $2,371	184,705	173,075
Premises and equipment, net	6,045	5,372
Accrued interest receivable	1,612	1,458
Other assets	8,102	7,554

Total assets	$ 272,448	$ 269,373

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 34,046	$ 32,428
Interest-bearing	204,853	203,993
Total deposits	$ 238,899	$ 236,421
Accrued interest payable	699	724
Accrued expenses and other liabilities	1,184	153
Total liabilities	$ 240,782	$ 237,298

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.50 par value; authorized 1,000,000 shares
none outstanding	- -	- -
Common stock, $0.50 par value; authorized 2,500,000 shares;
issued and outstanding, 2,446,500 and 2,448,000	$ 1,223	$ 1,224
Additional paid-in capital	164	193
Retained earnings	31,094	30,620
Accumulated other comprehensive income (loss), net	(815)	38
Total stockholders' equity	$ 31,666	$ 32,075

Total liabilities and stockholders' equity	$ 272,448	$ 269,373

See accompanying notes to interim financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Interest and Dividend Income
Loans, including fees	$ 5,422	$ 5,853	$ 2,794	$ 2,899
Investment Securities:
Taxable	723	992	335	412
Exempt from federal income taxes	363	299	179	161
Dividends	24	29	11	16
Federal funds sold	43	87	25	38
Other	5	63	3	32

Total interest and dividend income	$ 6,580	$ 7,323	$ 3,347	$ 3,558

Interest Expense
Deposits	$ 1,764	$ 2,386	867	$ 1,140
Total interest expense	$ 1,764	$ 2,386	$ 867	$ 1,140
Net interest income	$ 4,816	$ 4,937	$ 2,480	$ 2,418
Provision for loan losses	25	250	25	100

Net interest income after provision
for loan losses	$ 4,791	$ 4,687	$ 2,455	$ 2,318

Noninterest Income
Service charges on deposit accounts	$ 481	$ 385	$ 286	$ 218
Net gain on sales and calls of securities	91	66	64	73
Net gain on sale of other real estate owned	-	144	-	-
Income from bank-owned life insurance	133	73	62	-
Other operating income	179	67	114	255
Total noninterest income	$ 884	$ 735	$ 526	$ 546

Noninterest Expenses
Salaries and employee benefits	$ 2,231	$ 2,021	$ 1,151	$ 1,089
Net occupancy expense of premises	150	147	86	51
Equipment expense	402	250	196	136
Other	1,033	1,000	551	489
Total noninterest expense	$ 3,816	$ 3,418	$ 1,984	$ 1,765

Income before income taxes	$ 1,859	$ 2,004	$ 997	$ 1,099

Provision for income taxes	382	552	215	301

Net income	$ 1,477	$ 1,452	$ 782	$ 798

Earnings per share, basic and diluted	$0.60	$0.59	$0.32	$0.33

See accompanying Notes to Interim Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

				Accumulated
				Other
(Dollars in thousands)		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	Income (Loss)	Income	Total

Balance at December 31, 2002	$ 1,224	$ 193	$ 28,993	$ 819		$ 31,229
Comprehensive income:
Net income	- -	- -	1,452	- -	$ 1,452	1,452
Other comprehensive income:
Unrealized gains on securities available
for sale, net of deferred taxes	- -	- -	- -	8	$ 8	8
Total comprehensive income	- -	- -	- -	- -	$ 1,460	- -
Cash dividends			(294)			(294)
Balance at June 30, 2003	$ 1,224	$ 193	$ 30,151	$ 827		$ 32,395

Balance at December 31, 2003	$ 1,224	$ 193	$ 30,620	$ 38		$ 32,075
Comprehensive income:
Net income	- -	- -	1,477	- -	$ 1,477	1,477
Other comprehensive income:
Unrealized (losses) on securities available
for sale, net of deferred taxes	- -	- -	- -	(853)	(853)	(853)
Total comprehensive income	- -	- -	- -	- -	$ 624	- -
Shares repurchased	(1)	(29)				(30)
Cash dividends			(1,003)			(1,003)

Balance at June 30, 2004	$ 1,223	$ 164	$ 31,094	$ (815)		$ 31,666

See accompanying Notes to Interim Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$ 1,477	$ 1,452
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	281	153
Provision for loan losses	25	250
Net gain on sales and calls of securities	(91)	(66)
Net amortization of securities	70	94
Changes in assets and liabilities:
(Increase) in other assets	(702)	(5,817)
Increase (decrease) in accrued expenses and other liabilities	955	(531)
Net cash provided by (used in) operating activities	$ 2,015	$ (4,465)

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 14,192	$ 17,974
Maturities and prepayments	2,738	20,951
Purchases	(9,216)	(29,827)
(Purchase) redemption of restricted securities	173	(320)
Net (increase) in loans	(11,655)	(1,498)
Purchases of land, premises and equipment	(954)	(1,339)
Net cash provided by (used in) investing activities	$ (4,722)	$ 5,941

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ 2,478	$ (3,741)
Repurchase of common stock	(30)	- -
Dividends paid	(660)	(294)
Net cash provided by (used in) financing activities	$ 1,788	$ (4,035)

Net (decrease) in cash and cash equivalents	$ (919)	$ (2,559)

Cash and Cash Equivalents
Beginning of period	$ 20,228	$ 27,571

End of period	$ 19,309	$ 25,012

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 1,789	$ 2,554
Income taxes	$ 80	$ 356
Supplemental Disclosures of Noncash Investing
and Financing Activities
Unrealized gains (losses) on securities available for sale	$ (1,292)	$ 12

See accompanying Notes to Interim Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three month and six-month periods ended June 30, 2004 and 2003, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2004.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the Banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of June 30, 2004, there were 112 full-time employees on the payroll.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

       Securities available for sale are summarized below:

	June 30, 2004
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 20,690	$ 1	$ (701)	$ 19,990
State and municipal	17,284	182	(404)	17,062
Mortgage-backed	9,238	33	(203)	9,068
Corporate	5,251	-	(142)	5,109
Other	250	-	- -	250
	$ 52,713	$ 216	$ (1,450)	$ 51,479

(Dollars in thousands)	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 17,987	$ 20	$ (316)	$ 17,691
State and municipal	19,173	417	(93)	19,497
Mortgage-backed	17,317	123	(96)	17,344
Corporate	5,782	28	(86)	5,724
Other	- -	61	- -	61
	$ 60,259	$ 649	$ (591)	$ 60,317

Note  3.

Loans

The loan portfolio is composed of the following:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Mortgage loans on real estate:
Commercial	$ 39,009	$ 39,028
Residential 1-4 family	91,181	87,579
Construction	9,305	5,040
Commercial	27,983	24,492
Consumer installment	19,327	19,307
Total loans	$ 186,805	$ 175,446
Less: allowance for loan losses	2,100	2,371
Loans, net	$ 184,705	$ 173,075

The Company has $2.1 million in non-performing loans at June 30, 2004.

Note 4.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Balance, beginning	$ 2,371	$ 2,925
Provision for loan losses	25	250
Loans charged off	(363)	(918)
Recoveries of loans previously charged off	67	114
Balance, ending	$ 2,100	$ 2,371

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,447,835 shares for the six months ended June 30, 2004 and 2,448,000 for the six months ended June 30, 2003.  For the three months ended June 30, 2004 and 2003, the weighted average number of shares was 2,447,670 and 2,448,000 respectively.

Note 6.

Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Six months ended June 30, 2004 and 2003

(Dollars in thousands)	Pension Benefits
	2004	2003

Service cost	106	77
Interest cost	78	78
Expected return on plan assets	(82)	(81)
Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	47	43
Net periodic benefit cost	101	69

The company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $156,000 to its pension plan in 2004.  As of June 30, 2004, no contributions have been made.

Note 7.

Recent Accounting Pronouncements

There have been no new accounting pronouncements since December 31, 2003 that impacted the Company.

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

Allowance for Loan Losses

 The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls  over  the  following  areas  of  maintenance  of  the  allowance:  the systematic  methodology used to determine the appropriate level of the allowance to  provide  assurance they are  maintained  in  accordance  with  accounting principles  generally  accepted in the United States of America;  the accounting policies for loan charge-offs and recoveries;  the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

 For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate  reflecting  the   expected  loss inherent in a group of loans is derived  based upon  estimates of default  rates for a given loan grade,  the  predominant  collateral type for the group and the terms of the loan.  The  resulting  estimate  of losses  for groups of loans are adjusted  for  relevant  environmental  factors  and  other  conditions  of  the portfolio of loans, including:  borrower and industry concentrations; levels and  trends in delinquencies,  charge-offs  and  recoveries;  changes in underwriting  standards and risk  selection;  level of  experience,  ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan  losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various  uncertainties and variability related to the  factors  used,  and  therefore  a  reasonable  range  around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If  different  assumptions  or  conditions  were  to  prevail  and  it is determined  that the  allowance  is not  adequate to absorb the new  estimate of probable  losses,  an additional  provision for loan losses would be made, which amount may be material to the Financial Statements.

OVERVIEW AND FINANCIAL CONDITION

The Company reported net income and earnings per share for the six months ended June 30, 2004 of $1.48 million and $.60 per share compared to $1.45 million or $.59 per share for the first six months of 2003.  Annualized returns on average assets and equity for the six months ended June 30, 2004 were 1.10% and 9.18% respectively compared to 1.09% and 9.04% for the same period in 2003.

Total assets for the Company increased to $272.4 million at June 30, 2004 compared to $269.3 million at December 31, 2003, representing an increase of $3.1 million or 1.2%. The Company competes aggressively for loans in its market areas.  As a result, total loans at June 30, 2004 were $186.8 million, an increase of $11.4 million from December 31, 2003 balance of $175.4 million. In addition, net loans as a percent of total assets were 67.8% at June 30, 2004, as compared to 64.3% at December 31, 2003.

The securities portfolio was a primary source of funds for increased loan demand. The portfolio decreased $8.8 million from $60.3 million at December 31, 2003 to $51.5 million at June 30, 2004, a decrease of 14.6%.   Another source of liquidity used was Federal Funds sold.   On June 30, 2004, Fed Funds were $9.2 million, compared to $12.2 million at December 31, 2003.

Total deposits of $238.9 million at June 30, 2004 represented an increase of $2.5 million or 1.1% from $236.4 million at December 31, 2003. It has been the Company’s position to allow higher rate Certificates of Deposits to flow out of the Company or into other products.  As a result, total Certificates of Deposits at June 30, 2004 were $124.5 million, down $1.5 million, or 1.2%, from December 31, 2003.  The deposit shift experienced during the six months ended June 30, 2004 was primarily offset by an increase in interest-bearing checking and savings accounts of $2.4 million combined with an increase in non-interest bearing deposits of $1.6 million.

Stockholders’ equity was $31.7 million at June 30, 2004.  This amount represents a decrease of 1.2% from the December 31, 2003 balance of $32.1 million.  The book value per common share was $12.94 at June 30, 2004 compared to $13.10 at December 31, 2003.  This decrease is explained by the unrealized holding loss on available for sale securities and the Company’s transition from semi-annual to quarterly dividends.

Financial Accounting Standards Board Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income (loss)”, in the Shareholders’ Equity section of the Balance Sheet and was ($815,000) at June 30, 2004, a decrease of $853,000 from December 31, 2003. The decrease in the equity effect of the change in the value of securities in the six months ended June 30, 2004 compared to the period ended December 31, 2003 results primarily from depreciation caused by an  increase in market interest rates in the period ended June 30, 2004.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $4.8 million for the six months ended June 30, 2004 compared to $4.9 million for the same period in 2003.  The decrease is largely due to a decline in the yield on loans as rates remained low offset by the decline in interest rates on deposits for the same period.  Two major components of net interest income are interest income on loans and interest expense on deposits. Interest income on loans decreased $431,000, while interest expense on deposits decreased $622,000. The remaining impact comes from interest income on the investment portfolio and fed funds position which decreased $312,000 for the same period.

Non-interest Income

Non-interest income increased 20.3% to $884,000 for the first six months of 2004 compared to $735,000 for the same period in 2003. The Company realized $91,000 in net gains on investment sales for the six months ended June 30, 2004 along with $133,000 in income from Bank Owned Life Insurance and $36,000 in dividends from Title Company compared to $66,000, $73,000 and $0 respectively for the six months ended June 30, 2003.  Additionally, for the six months ended June 30, 2004, the company realized $0 in net gains on sale of OREO compared to $144,000 for the same period in 2003. Other increases in Non-Interest Income resulted from additional Fee Income.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $3.8 million for the first six months of 2004 compared to $3.4 million for the same period in 2003, an increase of $400,000.  One component of Non-Interest Expense is Compensation and Benefits which increased $210,000 for the same period comparison.  Compensation increased as a result of increased salary expense attributed to additional employees in the operating and lending functions as well as additional staffing for branch expansion. Benefit Expense increased as a result of enhanced medical insurance benefits for the employees as well as an enhanced 401(k) plan and implementation of a deferred compensation executive benefit plan.

Equipment Expense increased $152,000 for the first six months of 2004 compared to the same period in 2003 as the Company updated its technology to improve services to its customers.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2004 was $2.1 million compared to $2.4 million at December 31, 2003.  The allowance for loan losses was 1.12% of total loans outstanding at June 30, 2004 and 1.35% of loans outstanding at December 31, 2003.  After considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans as well as other factors deserving recognition, management felt that the allowance for loan losses was adequate. Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2004.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

The Company has $2.1 million in non-performing loans at June 30, 2004 compared to $2.7 million at June 30, 2003, a decrease of $600,000 or 22.2%.

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

Capital Resources

Stockholders’ equity at June 30, 2004 and December 31, 2003 was $31.7 million and $32.1 million, respectively.  Total common shares outstanding at June 30, 2004 and June 30, 2003 were 2,446,500 and 2,448,000 respectively.

At June 30, 2004, the Company’s Tier 1 and total risk-based capital ratios were 18.9% and 20.5%, respectively, compared to 19.6% and 20.9% at December 31, 2003.  The Company’s leverage ratio was        11.9% at June 30, 2004 compared to 11.8% at December 31, 2003.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There have been no changes that would significantly alter the results disclosed as of December 31, 2003. For more information, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 4.

Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, management has concluded that these controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1.  Legal Proceedings.

None

Item 2.  Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Repurchase Plan Table

Issuer Purchases of Equity Securities[1]

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Publicly Announced Plan	Under the Plan

April 1-30, 2004	-	-	-	122,400
May 1-31, 2004	-	-	-	122,400
June 1-30, 2004	1,500	$ 20	1,500	120,900
TOTAL	1,500	$ 20	1,500	120,900

__________________
1  On April 21, 2004, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to 122,400 shares of the Company’s common stock. The stock repurchase plan does not have a set expiration date.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders was held May 19, 2004.  The Bank had 2,448,000 shares outstanding and eligible to vote at the annual meeting.  Each director received a minimum of 2,023,677 votes or 83.08% our outstanding shares entitled to vote. The following directors were elected by the stockholders at the annual meeting:

Nominees	Votes Received by Each Nominee	Votes Withheld for Each Nominee

Irving J. Arnold	2,099,926	44,150
William D. Coleburn	2,037,136	106,940
Joseph M. H. Irby	2,134,576	9,500
Roy C. Jenkins, Jr.	2,096,187	47,889
Joseph F. Morrissette	2,129,776	14,300
E. Walter Newman, Jr.	2,023,677	120,399
Mark C. Riley	2,106,867	37,209
Jo Anne S. Webb	2,098,362	45,714
Samuel H. West	2,095,612	48,464
Jerome A. Wilson, III	2,119,176	24,900

Proposal to amend the Articles of Incorporation to terminate shareholders’ pre-emptive rights:

FOR   1,773,979                  AGAINST   301,272                      ABSTAIN   68,825                     BROKER NON-VOTES   43,262

Proposal to amend the Articles of Incorporation to increase the number of authorizes shares of common stock to 10,000,000 and to authorize 1,000,000 shares of preferred stock:

FOR   1,802,500                   AGAINST   326,800                      ABSTAIN   14,776                     BROKER NON-VOTES   43,262

Proposal to ratify the selection of Yount, Hyde & Barbour, P.C. as independent public accountants for the Company for the fiscal year 2004:

FOR   2,121,841                   AGAINST   11,350                        ABSTAIN   10,885

Item 5.  Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

a)

Exhibit 31

Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

Exhibit 32

Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. ss.1350

b)

Reports on Form 8-K

On April 22, 2004, the Company furnished a current report on Form 8-K dated April 16, 2004 to report, under Item 12, and attach as an exhibit and incorporate by reference, a press release that reported the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

    (Registrant)

Date:  August 16, 2004

/s/ Mark C. Riley

Mark C. Riley

President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number

Description

31

Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. ss.1350