Form 10-Q
period 2004-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2004-11-15
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

2,440,450 shares of common stock, par value of $0.50 per share,

outstanding as of  November 12, 2004.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

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

14

 Item 4.       Controls and Procedures

14

Part II.     Other Information

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

Part I – Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2004	2003
Assets	(Unaudited)

Cash and due from banks	$ 9,725	$ 7,309
Interest-bearing deposits in banks	974	763
Federal funds sold	13,923	12,156
Securities available for sale, at fair market value	48,363	60,317
Restricted securities	1,196	1,369
Loans, net of allowance for loan losses of $2,070
and $2,371	190,807	173,075
Premises and equipment, net	6,061	5,372
Accrued interest receivable	1,604	1,458
Other assets	8,152	7,554

Total assets	$ 280,805	$ 269,373

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 36,357	$ 32,428
Interest-bearing	209,472	203,993
Total deposits	$ 245,829	$ 236,421
Accrued interest payable	627	724
Accrued expenses and other liabilities	1,544	153
Total liabilities	$ 248,000	$ 237,298

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 2,500,000 shares;
issued and outstanding, 2,444,450 and 2,448,000	1,222	1,224
Additional paid-in capital	125	193
Retained earnings	31,427	30,620
Accumulated other comprehensive income, net	31	38
Total stockholders' equity	$ 32,805	$ 32,075

Total liabilities and stockholders' equity	$ 280,805	$ 269,373

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY Consolidated Statements of Income (Unaudited) (Dollars in thousands, except per share data)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Interest and Dividend Income
Loans, including fees	$ 8,285	$ 8,724	$ 2,863	$ 2,871
Investment securities:
Taxable	969	1,300	343	308
Exempt from federal income taxes	443	467	85	167
Dividends	34	42	10	13
Federal Funds sold	77	120	30	33
Other	145	117	42	54

Total interest and dividend income	$ 9,953	$ 10,770	$ 3,373	$ 3,446

Interest Expense
Deposits	$ 2,641	$ 3,446	$ 877	$ 1,060
Total interest expense	$ 2,641	$ 3,446	$ 877	$ 1,060
Net interest income	$ 7,312	$ 7,324	$ 2,496	$ 2,386
Provision for loan losses	40	250	15	-

Net interest income after provision
for loan losses	$ 7,272	$ 7,074	$ 2,481	$ 2,386

Noninterest Income
Service charges on deposit accounts	$ 822	$ 533	$ 341	$ 195
Net gain on sales and calls of securities	102	100	11	34
Net gain (loss) on sale of other real estate owned	-	137	-	(15)
Income from bank owned life insurance	197	145	64	72
Other	301	158	122	52
Total noninterest income	$ 1,422	$ 1,073	$ 538	$ 338

Noninterest Expense
Salaries and employee benefits	$ 3,390	$ 3,152	1,159	,131
Net occupancy expense	254	235	104	88
Equipment expense	636	510	234	260
Other	1,625	1,628	592	628
Total noninterest expense	$ 5,905	$ 5,525	$ 2,089	$ 2,107

Income before income taxes	$ 2,789	$ 2,622	$ 930	$ 617

Income taxes	611	625	229	72

Net income	$ 2,178	$ 1,997	$ 701	$ 545

Earnings per share, basic and diluted	$ 0.89	$ 0.82	$ 0.29	$ 0.22

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2002	$ 1,224	$ 193	$ 28,993	$ 819		$ 31,229
Comprehensive income:
Net income	-	-	1,997	-	$ 1,997	1,997
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(888)	$ (888)	(888)
Total comprehensive income	-	-	-	-	$ 1,109	-
Cash dividends	-	-	(587)	-		(587)
Balance at September 30, 2003	$ 1,224	$ 193	$ 30,403	$ (69)		$ 31,751

Balance at December 31, 2003	$ 1,224	$ 193	$ 30,620	$ 38		$ 32,075
Comprehensive income:
Net income	-	-	2,178	-	$ 2,178	2,178
Other comprehensive income:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(7)	(7)	(7)
Total comprehensive income	-	-	-	-	$ 2,171	-
Shares repurchased	(2)	(68)				(70)
Cash dividends	-	-	(1,371)	-		(1,371)
Balance at September 30, 2004	$ 1,222	$ 125	$ 31,427	$ 31		$ 32,805

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$ 2,178	$ 1,997
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	480	344
Provision for loan losses	40	250
Net gain on sales and calls of securities	(102)	(100)
Net amortization of securities	104	155
Changes in assets and liabilities:
(Increase) in other assets	(740)	(5,373)
Increase (decrease) in accrued expenses and other liabilities	927	(1,104)
Net cash provided by (used in) operating activities	$ 2,948	$ (3,831)

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 17,260	$ 23,937
Maturities and prepayments	3,586	30,361
Purchases	(8,905)	(46,497)
(Purchase) redemption of restricted securities	173	(300)
Net (increase) in loans	(17,772)	(4,418)
Purchases of land, premises and equipment	(1,169)	(1,637)
Net cash provided by (used in) investing activities	$ (6,827)	$ 1,446

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ 9,408	$ (3,217)
Repurchase of common stock	(70)	- -
Dividends paid	(1,004)	(587)
Net cash provided by (used in) financing activities	$ 8,334	$ (3,804)
Net increase (decrease) in cash and cash equivalents	$ 4,394	$ (6,189)

Cash and Cash Equivalents
Beginning of period	$ 20,228	$ 27,571

End of period	$ 24,622	$ 21,382

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 2,738	$ 3,758
Income taxes	$ 80	$ 462

Supplemental Disclosures of Noncash Investing
and Financing Activities
Unrealized (losses) on securities available for sale	$ (11)	$ (1,345)

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three month and nine-month periods ended September 30, 2004 and 2003, prepared in accordance with instructions for Form 10Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2004.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of September 30, 2004, there were 108 full-time employees on the payroll.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

       Securities available for sale are summarized below:

	September 30, 2004
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 18,737	$ 22	$ (160)	$ 18,599
State and municipal	16,852	309	(111)	17,050
Mortgage-backed	9,030	56	(42)	9,044
Corporate	3,696	7	(33)	3,670
	$ 48,315	$ 394	$ (346)	$ 48,363

(Dollars in thousands)	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 17,987	$ 20	$ (316)	$ 17,691
State and municipal	19,173	417	(93)	19,497
Mortgage-backed	17,317	123	(96)	17,344
Corporate	5,782	28	(86)	5,724
Other	- -	61	- -	61
	$ 60,259	$ 649	$ (591)	$ 60,317

Note 3.

Loans

The loan portfolio is composed of the following:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Mortgage loans on real estate:
Commercial	$ 44,841	$ 39,028
Residential 1-4 family	93,255	87,579
Construction	10,033	5,040
Commercial	26,512	24,492
Consumer installment	18,236	19,307
Total loans	$ 192,877	$ 175,446
Less: allowance for loan losses	2,070	2,371
Loans, net	$ 190,807	$ 173,075

The Company has $2.0 million in non-performing loans at September 30, 2004.

Note 4.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2004	December 31, 2003
Balance, beginning	$ 2,371	$ 2,925
Provision for loan losses	40	250
Loans charged off	(433)	(918)
Recoveries of loans previously charged off	92	114
Balance, ending	$ 2,070	$ 2,371

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,447,086 shares for the nine months ended September 30, 2004 and 2,448,000 shares for the nine months ended September 30, 2003.  For the three months ended September 30, 2004 and 2003, the weighted average number of shares was 2,445,605 and 2,448,000, respectively.

Note 6.

Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2004 and 2003 are as follows:

(Dollars in thousands)	Pension Benefits
	2004	2003

Service cost	$ 159	$ 116
Interest cost	117	117
Expected return on plan assets	(123)	(122)
Amortization of prior service cost	(72)	(72)
Amortization of net actuarial loss	70	64
Net periodic benefit cost	$ 151	$ 103

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $156,000 to its pension plan in 2004.  As of September 30, 2004, no contributions have been made.

Note 7.

Recent Accounting Pronouncements

          Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004.  The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.”  APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated.  AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic  No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method.  Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects.  Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs.  The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of Citizens Bancorp of Virginia, Inc. (the Company).  This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements.

Critical Accounting Policies

General

The  financial  condition  and results of  operations  presented in the Consolidated Financial  Statements,  accompanying  Notes  to  Interim Consolidated Financial  Statements and  management's  discussion and analysis are, to a large degree,   dependent  upon  the  accounting  policies  of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies (Critical Accounting Policies) that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.   The Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail,  and depending  upon the severity of such changes, materially different  financial  condition  or  results  of  operations  is  a reasonable  likelihood.

Allowance for Loan Losses

 The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls  over  the  following  areas  of  maintenance  of  the  allowance:  the systematic  methodology used to determine the appropriate level of the allowance to  provide  assurance that the systems are  maintained  in  accordance  with  accounting principles  generally  accepted in the United States of America;  the accounting policies for loan charge-offs and recoveries;  the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses.  This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various  uncertainties and variability related to the  factors  used,  and  therefore  a  reasonable  range  around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If  different  assumptions  or  conditions  were  to  prevail  and  it is determined  that the  allowance  is not  adequate to absorb the new  estimate of probable  losses,  an additional  provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

OVERVIEW AND FINANCIAL CONDITION

The Company reported net income and earnings per share for the nine months ended September 30, 2004 of $2.2 million and $.89 per share compared to $2.0 million or $.82 per share for the first nine months of 2003.  Annualized returns on average assets and equity for the nine months ended September 30, 2004 were 1.07% and 8.99%, respectively, compared to 1.00% and 8.74% for the same period in 2003.

Total assets for the Company increased to $280.8 million at September 30, 2004 compared to $269.3 million at December 31, 2003, representing an increase of $11.5 million or 4.3%.   Total loans at September 30, 2004 were $192.9 million, an increase of $17.5 million from the December 31, 2003 amount of $175.4 million. Net loans as a percent of total assets were 67.9% at September 30, 2004 as compared to 64.3% at December 31, 2003, while the securities portfolio decreased $11.9 million from $60.3 million at December 31, 2003 to $48.4 million at September 30, 2004, a decrease of 19.7%.

Total deposits of $245.8 million at September 30, 2004 represented an increase of $9.4 million or 4.0% from $236.4 million at December 31, 2003.  Total Certificates of Deposits at September 30, 2004, exclusive of $7.9 million in new funds from Public Funds CDs, were $124.8 million, down $1.2 million, or 1.0%, from the amount at December 31, 2003.  The deposit shift experienced during the nine months ended September 30, 2004 also reflects an increase in interest-bearing checking and savings accounts of $1.3 million combined with an increase in noninterest-bearing deposits of $3.9 million.

Stockholders’ equity was $32.8 million at September 30, 2004.  This amount represents an increase of 2.2% from the December 31, 2003 amount of $32.1 million.  The book value per common share was $13.42 at September 30, 2004 compared to $13.10 at December 31, 2003.

Financial Accounting Standards Board Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income (loss)”, in the Stockholders’ Equity section of the Consolidated Balance Sheet and was $31,000 at September 30, 2004, a decrease of $7,000 from December 31, 2003.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $7.3 million for the nine months ended September 30, 2004 compared to $7.3 million for the same period in 2003.  In previous quarters, the Company reported a decrease in net interest income due to continued tightening in its net interest margin.  More recent quarterly comparisons indicated that this trend had stopped as is now reflected in the nine months comparison.  This shift is primarily attributed to interest income from loans which were funded with sales of lower yielding investments as well as funds from low cost deposits, increased non-interest bearing and low-cost transactional deposits.

Two major components of net interest income are interest income on loans and interest expense on deposits. Interest income on loans decreased $439,000 for the nine months ended September 30, 2004 compared to the prior year, while interest expense on deposits decreased $805,000 over the same periods. The remaining impact comes from interest income on the investment portfolio and fed funds position which decreased $378,000 for the same periods.

Non-interest Income

Non-interest income increased 33% to $1.4 million for the first nine months of 2004 compared to $1.0 million for the same period in 2003 as a result of changes in the following components:

Nine months ended

(In thousands)
Noninterest Income	September 30, 2004	September 30, 2003	% Change
Service charges on deposit accounts	$ 822	$ 533	54.2%
Net gain on sales and calls of securities	102	100	2.0%
Net gain on sale of other real estate owned	-	137	-100.0%
BOLI income	197	145	35.9%
Other operating income	301	158	90.5%
Total noninterest income	$ 1,422	$ 1,073	32.5%

•

Service charges on deposit accounts income increased 54.2% or $289,000 primarily as the result of an automatic overdraft program implemented by the Company in mid-May, 2004.

•

Net gain on sale of other real estate owned decreased $137,000 or 100% due to a sale in 2003.

•

BOLI income increased $52,000 due to the fact that the plan was started in April, 2003.

•

Other operating income increased $143,000 primarily due to an increase in title company dividends of $59,000, an increase of $55,000 in ATM fees charges  and an increase of  $29,000 in other fees charged.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $5.9 million for the first nine months of 2004 compared to $5.5 million for the same period in 2003, an increase of $380,000.  The following table outlines the major changes:

Nine months ended

(In thousands)
Noninterest Expense	September 30, 2004	September 30, 2003	% Change
Compensation and benefits	$ 3,390	$ 3,152	7.6%
Net occupancy expense of premises	254	235	8.1%
Equipment expense	636	510	24.7%
Other operating expenses	1,625	1,628	-0.2%
Total noninterest expense	$ 5,905	$ 5,525	6.9%

•

Compensation and benefits increased $238,000 as a result of increased salary expense attributed to additional employees in the operating and lending functions, additional staffing for branch expansion,  benefit expense increases from enhanced medical insurance benefits for the employees, an enhanced 401(k) plan and implementation of a deferred compensation executive benefit plan.

•

Equipment expense increased $126,000 for the first nine months of 2004 compared to the same period in 2003 as the Company updated its technology to improve services to its customers which included implementation of complete systems conversion, network and new phone system.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2004 was $2.1 million compared to $2.4 million at December 31, 2003.  The allowance for loan losses was 1.07% of total loans outstanding at September 30, 2004 and 1.35% of total loans outstanding at December 31, 2003. Management believes that the level of allowance for loan losses is sufficient after taking into consideration portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans and related factors. Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2004.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

The Company has $2.0 million in non-performing loans at September 30, 2004 compared to $2.7 million at September 30, 2003, a decrease of $700,000 or 25.9%.

Liquidity

The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in Federal Funds sold, by maintaining its investment portfolio in Available for Sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta and at its correspondent banks.  The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis. We consider our sources of liquidity to be ample to meet our estimated needs.

Capital Resources

Stockholders’ equity at September 30, 2004 and December 31, 2003 was $32.8 million and $32.1 million, respectively.  Total common shares outstanding at September 30, 2004 and September 30, 2003 were 2,444,450 and 2,448,000, respectively.

At September 30, 2004, the Company’s Tier 1 and total risk-based capital ratios were 18.9% and 20.1%, respectively, compared to 19.6% and 20.9% at December 31, 2003.  The Company’s leverage ratio was 12.0% at September 30, 2004 compared to 11.8% at December 31, 2003.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•

successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•

continue to attract low cost core deposits to fund asset growth;

•

maintain capital levels adequate to support the Company’s growth;

•

maintain cost controls and asset qualities as the Company opens or acquires new branches;

•

rely on the Company’s management team, including its ability to attract and retain key personnel;

•

successfully manage interest rate risk;

•

respond to or anticipate changes in general economic and business conditions in the Company’s market area;

•

manage changes in interest rates and interest rate policies;

•

manage and monitor risks inherent in making loans such as repayment risks and fluctuating collateral values;

•

compete with other banks and financial institutions and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•

respond to demand, development and acceptance of new products and services;

•

handle problems with technology utilized by the Company;

•

plan for changing trends in customer profiles and behavior; and

•

monitor and manage changes in banking and other laws and regulations applicable to the Company.

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

There have been no changes that would significantly alter the disclosure previously reported as of December 31, 2003.  For more information, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 4.

Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, management has concluded that these controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase Plan Table

Issuer Purchases of Equity Securities (1)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1-31, 2004	-	$ -	-	120,900
Aug 1-31, 2004	2,050	$ 20	3,550	118,850
Sept 1-30, 2004	-	$ -	-	118,850
TOTAL	2,050	$ 20	3,550	118,850

 (1)  On April 21, 2004, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to 122,400 shares of the Company’s common stock. The stock repurchase plan does not have a set expiration date.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

    (Registrant)

Date:

November 15, 2004

/s/ Joseph D. Borgerding

Joseph D. Borgerding

Acting Chief Executive Officer

Date:

November 15, 2004

/s/ Beverly A. Adams

Beverly A. Adams

Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

31.1

Rule 13a-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a) Certification of Principal Financial Officer

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2

Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350