Form 10-K
period 2004-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2005-04-01
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

————

FORM 10-K

————

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

        For the transition period from _______ to _______

Commission file number 0-50576

————

CITIZENS BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	20-0469337 (I.R.S. Employer Identification No.)
126 South Main Street Blackstone, VA (Address of principal executive offices)	23824 (Zip Code)

Registrant’s telephone number, including area code (434) 292-7221

————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.50 Par Value

————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [ X  ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).             Yes [    ]  No [ X ]

The aggregate market value of voting stock held by non-affiliates was $44,508,380 on June 30, 2004.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,440,750 as of March 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2005 Annual Meeting of Shareholders scheduled to be held on May 18, 2005.

TABLE OF CONTENTS

PART I

Page

ITEM 1.

BUSINESS

 4

ITEM 2.

PROPERTIES

 13

ITEM 3.

LEGAL PROCEEDINGS

 13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

 13

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

EQUITY SECURITIES

 14

ITEM 6.

SELECTED FINANCIAL DATA

 15

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

 16

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

 32

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 33

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

 33

ITEM 9A.

CONTROLS AND PROCEDURES

33

ITEM 9B.

OTHER INFORMATION

34

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 34

ITEM 11.

EXECUTIVE COMPENSATION

 34

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

34

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 34

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

34

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

35

PART I

ITEM 1.

 BUSINESS

General

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003 headquartered in Blackstone, Virginia.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.  The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  In September 1995, the Bank became a member of the Federal Home Loan Bank of Atlanta.

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank.  Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank.  The Bank also acts as agent for Visa and Master Card. The Bank is authorized to have a trust department, but does not offer trust services.  The Bank’s primary trade areas are served by its 9 branches located in the counties of Nottoway, Amelia, Prince Edward, and Chesterfield, Virginia. In December, 2004 the Bank received regulatory approval to open a branch in Colonial Heights, Virginia. This branch is scheduled to open in the second quarter of 2004. The location and building for the branch was acquired in December, 2004.

The Company’s primary revenue comes from retail banking in the form of interest income received on loans and investments.  This income is partially offset by the Company’s interest expense on deposits and borrowed funds, resulting in net interest income.  The Company’s earnings also come from noninterest income in the form of deposit fees, gain on the sale of investments, ATM fees, etc.  The Company’s combined noninterest income and net interest income are offset by the Company’s noninterest expense which includes employee compensation and benefits, occupancy, equipment and other operating expenses.

The Bank holds a 1.03% ownership in Bankers Investment Group, LLC which it uses as a brokerage firm for investment services.  The Bank also holds a 15.15% ownership interest in Bankers Title, LLC which it uses to sell title insurance.  The Company has an 8.06% ownership in the Davenport Community Financial Fund, LLC which seeks capital appreciation by investing substantially all of its assets in community banks located in the Midatlantic region of the United States.  The financial position and operating results of these investments are not significant to the Company as a whole and are not considered principal activities of the Company.

The Company maintains an internet website at www.greatbanksva.com which contains information relating to the business.  The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as possible after such forms have been filed with the Securities and Exchange Commission.  Copies of the Company’s Audit Committee Charter, Nominating Committee Charter and Code of Conduct are available upon written request to the Company’s Corporate Secretary.

Employees

As of December 31, 2004, the Company employed 106 full-time equivalent employees.  The Company’s success is highly dependent on its ability to attract and retain qualified employees.  Competition in the industry is intense for employees, however the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.

Competition

The Bank competes for business with numerous other financial institutions in its various trade areas which include the counties of Nottoway, Amelia, Prince Edward, and Chesterfield, Virginia.  The Bank also serves a significant number of residents in Lunenburg County, Virginia as well as the western part of Dinwiddie County, Virginia.  The following tables reflect the Bank’s market share in its primary market places at June 30, 2004, according to information obtained from the FDIC website:

Amelia County

Rank Holding Company Name	Headquartered	# of Branches	Deposits 2004	Market share (%) 2004
1 Wachovia Corporation	Charlotte, NC	1	$36,177	45.68%
2 Citizens Bancorp of Virginia, Inc.	Blackstone, VA	1	$24,762	31.27%
3 BB&T Corporation	Winston-Salem, NC	1	$18,253	23.05%

Nottoway County

Rank Holding Company Name	Headquartered	# of Branches	Deposits 2004	Market share (%) 2004
1 Citizens Bancorp of Virginia, Inc.	Blackstone, VA	5	$174,611	68.38%
2 First Citizens BancShares, Inc.	Raleigh, NC	1	$32,586	12.76%
3 BB&T Corporation	Winston-Salem, NC	1	$24,983	9.78%
4 Benchmark Bankshares, Inc.	Kenbridge, VA	2	$23,162	9.07%

Prince Edward County

Rank Holding Company Name	Headquartered	# of Branches	Deposits 2004	Market share (%) 2004
1 Benchmark Bankshares, Inc.	Kenbridge, VA	2	$73,820	25.00%
2 BB&T Corporation	Winston-Salem, NC	2	$66,235	22.43%
3 Wachovia Corporation	Charlotte, NC	1	$61,863	20.95%
4 Citizens Bancorp of Virginia, Inc.	Blackstone, VA	2	$42,888	14.52%
5 Bank of America Corporation	Charlotte NC	1	$37,608	12.74%
6 Virginia Financial Group, Inc.	Culpeper, VA	1	$12,894	4.37%

Credit Policies/Loan Activities

The Bank offers a full range of short to medium term commercial and consumer loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

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

The Bank obtains short to medium term commercial and personal loans through direct solicitation of business owners and customers.  Completed commercial loan applications are reviewed by loan officers.  As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant.  If commercial real estate is involved, information is also obtained concerning cash flow after debt service.  Loan quality is analyzed based on the bank’s experience and its credit underwriting guidelines which considers appraised value, market conditions, borrower strength and collateral value.

Commercial Loans.  The Bank makes commercial loans to qualified businesses in its market area.  Commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment.  Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable.   In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  To manage these risks, underwriting guidelines are required to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available.  In addition, certain measures of the borrower are actively monitored, including advance rate, cash flow, collateral value and other appropriate credit factors.

Residential Mortgage Loans.  The Bank’s residential mortgage loan portfolio consists of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures.  Loans are made with a variety of terms, including fixed and floating or variable rates and a variety of maturities.  Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Under current underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his/her employment and other income and are secured by real estate whose value tends to be easily ascertainable.  These loans are made consistent with the Bank's appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 85% for first liens.  Higher loan-to-value ratios are allowed based on the borrower’s unusually strong general liquidity, net worth and cash flow.  Loan-to-value ratios for home equity lines of credit generally do not exceed 90%.

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To minimize the risks associated with construction lending, underwriting guidelines limit loan-to-value ratios for residential property to 85% and for non-residential property and multi-family properties to 80%, in addition to its usual credit analysis of its borrowers.  Loan-to-value ratios described above are sufficient to compensate for fluctuations in the real estate market in order to minimize the risk of loss.

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

The Bank’s underwriting policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower.  In evaluating consumer loans, lending officers are required to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.  In addition, an appropriate margin between the loan amount and collateral value is maintained.

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

The following description summarizes the significant federal and state laws applicable to the Company and its subsidiaries.  To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  The regulations provide a procedure for challenging this rebuttable control presumption.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiary.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2004 the Company declared $1,736,000 in dividends payable to shareholders.

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

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interest in common equity accounts of consolidated subsidiaries less certain intangibles.  The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, a limited amount of the loan loss allowance and pretax unrealized holding gains on certain equity securities.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•

the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•

the Tier 1 Capital ratio; and

•

the leverage ratio.

Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•

“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances, or a leverage ratio of less than 4%;

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

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law required insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the GLBA makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Bank Secrecy Act

The GLBA and the Bank Secrecy Act (BSA) contain comprehensive customer privacy protection provisions.  Under these provisions, a financial institution is required to provide to its customers, at the inception of the customer relationship and annually thereafter, the Company’s policies and procedures concerning the handling of customers’ nonpublic personal financial information.  The BSA provides that, except for limited exceptions, the Company may not provide such personal information to unaffiliated third parties unless that Company discloses to its customer that such information may be so provided and the customer is given the opportunity to “opt out” of such disclosure.  The Company may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The BSA also makes it a criminal offense to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means, except in limited circumstances.

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

ITEM 2.

     PROPERTIES

The main office of the Bank is located at 126 South Main Street, Blackstone, Virginia.  Branches are located at 101 North Main Street, Blackstone, Virginia; 1575 South Main Street, Blackstone, Virginia, 210 Carter Street, Crewe, Virginia; 102 Second Street, Northeast, Burkeville, Virginia; 9060 North Five Forks Road, Amelia, Virginia; 1517 West Third Street (Route 460 West), Farmville Virginia; 712 South Main Street, Farmville, Virginia, and 10001 Courtview Commons Lane, Chesterfield, Virginia. The future Colonial Heights branch is located at 946 Southpark Boulevard, Colonial Heights, Virginia.

All real estate and improvements at these locations are owned by the Bank except for the real estate at the Chesterfield branch which is leased for five years renewable for five additional terms of five years each.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.

     LEGAL PROCEEDINGS

On November 19, 2004, the Company filed a lawsuit in Nottoway County Circuit Court against Mark C. Riley, its former President and Chief Executive Officer.  The Company alleges that Mr. Riley breached his contractual obligations under his employment agreement with the Company and his fiduciary obligations to the Company as its President and Chief Executive Officer.  The lawsuit seeks punitive and compensatory damages for breach of fiduciary duty by Mr. Riley, as well as a declaratory judgment that Mr. Riley breached the terms of his employment agreement with the Company, which breach would excuse the Company from its performance obligations under the agreement.  On December 14, 2004, Mr. Riley filed a separate suit against the Company in the United States District Court for the Eastern District of Virginia seeking two years’ salary and benefits under his employment agreement and punitive and compensatory damages for tortious interference with the employment agreement.  Both lawsuits are in their initial stages.

Except as set forth above, there are no other material pending legal proceedings, other that ordinary routine litigation incidental to the business, to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 4.

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Performance and Dividends

Shares of the Company’common stock are traded on the over-the-counter market and quoted in the OTC Bulletin Board under the symbol “CZBT.” Set forth below are the high and low sale prices of common stock as reported to management and the dividends declared during the last two years.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2004 1st quarter 2nd quarter * 3rd quarter 4th quarter	18.25 19.50 20.00 20.00	16.00 18.00 18.75 18.50	.13 .28 .15 .15
2003 1st quarter 2nd quarter 3rd quarter 4th quarter	17.25 16.75 16.50 17.25	15.75 14.85 15.00 15.25	- .12 .12 .13

*As previously discussed, the Company changed the timing of its quarterly dividend payout in 2004 resulting in two dividend payments in the quarter ended June 30, 2004.  Prior to 2003, the Company historically paid semi-annual cash dividends.

The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend on a number of factors including future earnings, liquidity, capital requirements and regulatory requirements. The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future. (See Item I - Supervision and Regulation for further discussion on dividends.)

Purchases of Equity Securities

On April 21, 2004, the Company’s Board of Directors authorized a stock repurchase plan of up to 122,400 shares of the Company’s common stock.  The stock repurchase plan does not have a set expiration date.  The following table details all repurchases executed in the quarter ended December 31, 2004:

Repurchase Plan Table

Issuer Purchases of Equity Securities (1)

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid Per	Part of Publicly	Be Purchased
	Purchased	Share	Announced Plan	Under the Plan

Oct 1-31, 2004	3,700	$ 21.00	7,250	115,150
Nov 1-30, 2004	-	$ -	-	115,150
Dec 1-31, 2004	-	$ -	-	115,150
TOTAL	3,700	$ 21.00	7,250	115,150

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	2004	2003	2002	2001	2000
		(In thousands, except per share data)
CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$13,453	$13,736	$16,501	$18,496	$18,158
Interest expense	3,612	4,457	6,766	10,026	9,351

Net interest income	9,841	9,279	9,734	8,470	8,807
Provision for loan losses	703	250	1,017	1,318	480

Noninterest income	2,014	1,473	818	892	757
Noninterest expense	8,003	7,219	5,602	4,749	4,529
Income before income taxes	3,149	3,283	3,934	3,295	4,555
Income taxes	675	751	1,112	991	1,383
Net income	$2,474	$2,532	$2,822	$2,304	$3,172

CONSOLIDATED BALANCE SHEET DATA AT YEAR END:
Assets	$280,994	$269,373	$271,983	$271,813	$256,112
Gross Loans	198,238	175,447	167,082	195,162	194,416
Deposits	246,963	236,421	238,902	240,053	224,549
Shareholders’ equity	32,453	32,075	31,229	29,364	27,815

PER SHARE DATA:
Earnings per share basic and diluted	$1.01	$1.03	$1.14	$0.92	$1.27

Cash dividends declared	$0.71	$0.37	$0.43	$0.39	$0.36

AVERAGE BALANCES:
Total assets	$274,999	$268,132	$271,973	$265,693	$246,330
Stockholders’ equity	$32,609	$31,615	$29,769	$28,738	$27,020

RATIOS:
Return on average assets	0.90%	0.94%	1.04%	0.87%	1.29%
Return on average equity	7.59%	8.01%	9.48%	8.02%	11.74%
Dividend payout ratio	70.17%	35.77%	37.30%	42.32%	28.37%
Average equity to average assets	11.86%	11.79%	10.94%	10.82%	10.97%

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of the Company and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.  The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company.

The Company conducts the general business of a commercial bank, offering traditional lending and deposit products to business and individuals.  Revenue is generated primarily from interest income received on loans, investments combined with fee income and other miscellaneous sources.  This income is primarily offset by interest paid on deposits and borrowed funds, provision for loan losses and other noninterest expenses such as salaries and employee benefits, occupancy expense and other miscellaneous expenses.

Forward Looking Statements

The Company makes forward looking statements in this annual report that are subject to risks and uncertainties.  These forward looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•

the ability to successfully manage growth or to implement growth strategies if unable to identify attractive markets, locations or opportunities to expand in the future;

•

maintaining capital levels adequate to support growth;

•

maintaining cost controls and asset qualities as new branches are opened or acquired;

•

reliance on management team, including ability to attract and retain key personnel;

•

the successful management of interest rate risk;

•

changes in general economic and business conditions in market area;

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

•

problems with technology utilized by the Company;

•

changing trends in customer profiles and behavior; and

•

changes in banking and other laws and regulations.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements.  In addition, past results of operations do not necessarily indicate future results.

Critical Accounting Policies

The  financial  condition  and results of  operations  presented in the Consolidated Financial  Statements,  accompanying  Notes  to  the  Consolidated Financial  Statements and  management's  discussion and analysis are, to a large degree,   dependent  upon  the  accounting  policies  of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations.   These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail,  and depending  upon the severity of such changes,  the  possibility of materially   different  financial  condition  or  results

of  operations  is  a reasonable  likelihood.  See also Note 1 of the Notes to Financial Statements for a summary of significant accounting policies.

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

Executive Overview

Citizens Bancorp of Virginia, Inc. reported net income of $2,474,000 in 2004, a decrease of 2.3% or $58,000 from 2003 net income of $2,532,000.  Net income on a per share basis was reported as $1.01 and $1.03 in 2004 and 2003, respectively. During 2004 the Company achieved several initiatives which included growing the loan portfolio in addition to realigning the “fixed” versus “variable” composition of loans, implementing online internet banking, continued renovations of existing branches, increasing the internal infrastructure of management to support future growth and opening its newest branch in Chesterfield, Virginia which generated $15,900,000 in loans and $2,700,000 in deposits by year end.  Despite the decline in earnings, the Company’s core earnings increased in 2004 over 2003 as discussed in the following section.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2004 and 2003.

	Three Months Ended
(in thousands)	2004				2003
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$ 3,500	$ 3,373	$ 3,347	$ 3,233	$ 2,966	$ 3,446	$ 3,558	$ 3,766
Interest expense	971	877	867	897	1,011	1,060	1,140	1,246
Net interest income	2,529	2,496	2,480	2,336	1,955	2,386	2,418	2,520
Provision for loan losses	663	15	25	-	-	-	100	150
Net interest income after	1,866	2,481	2,455	2,336	1,955	2,386	2,318	2,370
provision for loan losses
Noninterest income	592	538	526	358	388	338	546	201
Noninterest expense	2,098	2,089	1,984	1,832	1,695	2,107	1,765	1,652
Income before applicable income taxes	360	930	997	862	648	617	1,099	919
Applicable income taxes	64	229	215	167	127	72	301	251
Net Income	$ 296	$ 701	$ 782	$ 695	$ 521	$ 545	$ 798	$ 668

Net income per share, basic and diluted	$ 0.12	$ 0.29	$ 0.32	$ 0.28	$ 0.21	$ 0.22	$ 0.33	$ 0.27

Summary

Total assets increased $11.6 million during 2004 from $269.4 million in 2003 to $281.0 million. Loans increased $22.7 million from $175.5 million at December 31, 2003 to $198.2 million at December 31, 2004.  Funding for loan growth during 2004 came primarily from a reallocation of earning assets from securities to the loan portfolio as well as from deposit growth. Total deposits were $247.0 million at December 31, 2004 , an increase of $10.6 million or 4.5% compared to $236.4 million at the end of 2003.

Stockholders' equity increased by $378,000 during 2004, predominantly due to the retention of earnings after the declaration of $1,736,000 in cash dividends and adjustment for unrealized losses of available for sale securities.  Book value per share increased to $13.30 at December 31, 2004, from $13.10 at December 31, 2003.

The Company’s return on average assets (ROA) for 2004 was .90% compared to .94% in for 2003 while the return on average equity (ROE) was 7.59% for 2004 compared to 8.01% in 2003.  Despite the decline in key ratios and net income, the Company experienced growth in its core earnings in 2004 as  net interest income increased 6.1% and noninterest income increased 36.8% offset by an increase in noninterest expense of 10.9%.   This means that the Company realized an increase in pre-tax income of 9.1% exclusive of the loan loss provision. The Company’s improved core earnings are primarily the result of its strategies to increase the loan portfolio, controlling cost of funds on deposits and growing noninterest income.  The effects of these strategies were offset, however as a result of the following initiatives or events:

•

Increased expenses related to staffing and overhead associated with the new branch in Chesterfield, Virginia;

•

Growth in the Company’s internal infrastructure in order to provide a solid base for future growth as outlined in its strategic plan;  this growth resulted in additional investment in both the lending and operations areas;

•

Increased loan loss reserves in 2004 due to continued deterioration of two large commercial relationships;

The following table summarizes the net changes in the income statement as discussed:

			Net
(in thousands)	2004	2003	Change	%

Net interest income	$ 9,841	$ 9,279	$ 562	6.1%
Noninterest income	2,014	1,473	541	36.7%
Noninterest expense	8,003	7,219	784	10.9%
Net income before provision
for loan losses & taxes	3,852	3,533	319	9.0%
Provision for loan losses	703	250	453	181.2%
Income taxes	675	751	(76)	-10.1%
Total Loans	$ 2,474	$ 2,532	$ (58)	-2.3%

Net Interest Income

Net interest income, the amount by which interest income on interest earning assets exceeds interest expense on interest bearing liabilities, is the most significant component of the Company’s earnings.  Net interest income is the function of several factors consisting of changes in the volume and composition (mix) of interest earning assets, funding sources, and market interest rates.  While management’s policies influence these factors, external forces such as customer needs and demands, competition and economic and monetary policies of the Federal Reserve Board are also contributing forces.

The following two tables provide information needed to understand the impact on net interest income as it relates not only to changes in average balances and mix but also as it is impacted by the combination of changes in rate and volume.  As illustrated in the tables below, net interest income increased $562,000 in 2004 which resulted in an increase in the net interest margin from 3.73% in 2003 to 3.92% in 2004.  The Company realized this increase in net interest income despite a decrease in its yield on interest earning assets by offsetting the decline in rate on interest earning assets with an increase in volume on interest earning assets resulting in a net decrease in interest income of $283,000.  The net decrease in interest income was offset by a decrease of $787,000 in interest expense due to decreased rates on interest bearing liabilities as well as a decrease of $58,000 in interest expense due to a decrease in volume, resulting in an overall increase in net interest income of $562,000 in 2004.  The following extraction from the rate and volume analysis demonstrates the net effects of the changes in net interest income from the rate and volume table:

Net increase in interest income on interest earning assets due to volume	$ 383,000
Net decrease in interest income on interest earning assets due to rate	(666,000)

Net decrease in interest income on interest earning assets	$(283,000)

Net decrease in interest expense on interest bearing liabilities due to volume	$(58,000)
Net decrease in interest expense on interest bearing liabilities due to rate	(787,000)

Net decrease in interest expense on interest bearing liabilities	$ (845,000)

Net increase in interest income due to volume and rate	$ 562,000

The increase in volume on interest earning assets is primarily the result of the Company’s efforts in its strategic plan to build and realign its loan portfolio.  The decrease due to rate changes in interest bearing liabilities is primarily the result of the Company’s efforts to realign its deposit base by increasing transactional and low cost deposits while not retaining high cost time deposits.

				Years Ended December 31,

		2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(In thousands)
ASSETS

Interest earning assets:

Loans	$186,863	$11,249	6.02%	$168,475	$11,033	6.55%	$182,861	$13,388	7.32%
Taxable investment securities	38,857	1,460	3.76%	50,397	1,970	3.91%	49,303	2,475	5.02%
Tax-exempt investment securities	15,362	590	3.84%	16,194	590	3.64%	8,611	359	4.17%
Federal funds sold and other	10,115	154	1.52%	13,486	143	1.06%	17,323	279	1.61%

Total interest earning assets	251,197	13,453	5.36%	248,552	13,736	5.53%	258,098	16,501	6.39%

Non-interest earning assets:

Cash and due from banks	10,904			11,666			10,160
Premises and equipment, net	5,836			4,927			3,495
Other assets	9,213			5,696			3,269

Less allowance for loan losses	(2,151)			(2,709)			(3,049)

TOTAL	$274,999			$268,132			$271,973

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$39,187	$69	0.18%	$31,665	$66	0.21%	$29,302	$247	0.84%
Savings deposits	41,250	104	0.25%	43,894	211	0.48%	43,856	581	1.32%
Time deposits	127,076	3,439	2.71%	128,757	4,180	3.25%	138,491	5,935	4.29%
Other borrowings	0	0	0.00%	0	0	0.00%	27	3	11.11%

Total interest bearing liabilities	$207,513	$3,612	1.74%	$204,316	$4,457	2.18%	$211,676	$6,766	3.20%

Non-interest bearing liabilities:

Demand deposits	32,534			30,915			28,619
Other	2,343			1,286			1,909

	242,390			236,517			242,204

Shareholders' equity	32,609			31,615			29,769

TOTAL	$274,999			$268,132			$271,973

Net interest earnings		$9,841			$9,279			$9,735

Interest rate spread			3.62%			3.34%			3.20%

Net interest margin			3.92%			3.73%			3.77%

Rate/Volume Analysis

The following table depicts the changes in interest income and expense caused by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to the previous period.

	2004 vs. 2003			2003 vs. 2002
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$ 216	$ (619)	$ 835	$ (2,355)	$ (1,302)	$(1,053)
Taxable investment securities	(510)	(73)	(437)	(505)	(560)	55
Tax-exempt investment securities	-	0	0	231	(75)	306
Federal funds sold and other	11	26	(15)	(136)	(70)	(66)

Total interest-earning assets	(283)	(666)	383	(2,765)	(2,007)	(758)

Liabilities:
Demand deposits	3	(5)	8	(181)	(201)	20
Savings deposits	(107)	(95)	(12)	(370)	(371)	1
Time deposits	(741)	(687)	(54)	(1,755)	(1,388)	(417)
Other borrowings	-	-	-	(3)	-	(3)

Total interest-bearing liabilities	(845)	(787)	(58)	(2,309)	(1,910)	(399)

Net interest income	$ 562	$ 121	$ 441	$ (456)	$ (97)	$ (359)

Noninterest Income

The Company’s noninterest income increased 36.8% to $2.0 million in 2004 compared to $1.5 million in 2003 which is an increase of $542,000.  This increase is primarily due to two factors.  In March, 2004 the Company implemented an overdraft protection program resulting in an increase of deposit fee income of 24% or $360,000 for the year.  Also, in 2004, the Company realized a decrease in the net gain on sale of OREO of $137,000.  These two events resulted in a combined increase in noninterest income in 2004 of $497,000 which represents 92% of the increase over the previous year.  The following table illustrates these changes and other changes in the main categories of noninterest income:

(in thousands)			Net	% of Total
	2004	2003	Change	Change
Service charges on deposit accounts	$ 1,166	$ 806	$ 360	66.4%
Net gain on sales of securities	102	114	(12)	-2.2%
Net gain on sales of loans	46	-	46	8.5%
Net gain (loss) on sale of OREO	-	137	(137)	-25.3%
Income from bank owned life insurance	261	215	46	8.5%
ATM fees	162	90	72	13.5%
Other	278	111	166	30.6%
Total noninterest income	$ 2,015	$ 1,473	$ 542	100.0%

The Company’s noninterest income increased $655,000 or 80% in 2003 from 2002.  This increase resulted primarily due to increases in the deposit fee structure.  As a result of competitive factors, several new service charges and fees on deposits were implemented in June 2003.  Also, in 2003, the Company realized a gain on the sale of OREO of $137,000 in addition to realizing income of $215,000 from the purchase of Bank-Owned Life Insurance.

Noninterest Expense

The Company’s noninterest expense increased 10.9% to $8.0 million in 2004 from $7.2 million in 2003.  The primary increase in noninterest expense in 2004 is due to an increase in salaries and employee benefits of $591,000 or 15.5%.  During 2004, the Company opened a new branch in Chesterfield, Virginia.  Salaries and benefits for this initiative account for more than half of this increase.  The remainder of the increase is the result of the Company’s objective to increase its internal infrastructure in order to be able to provide a solid base for future growth.

The four main components of noninterest expense and their respective increases are detailed in the table below.

(in thousands)	2004	2003	Net Change	% of Total Change
Salaries and employee benefits	$ 4,396	$ 3,805	$ 591	75.4%
Occupancy	373	334	39	5.0%
Equipment	878	791	87	11.1%
Other (1)	2,356	2,289	67	8.5%
Total noninterest expense	$ 8,003	$ 7,219	$ 784	100.0%

(1)  Please reference Note 10 of the Consolidated Financial Statements for the principal components of Other Expenses.

The Company’s noninterest expense increased 28.9% to $7.2 million in 2003 from $5.6 million in 2002.  Salaries and employee benefits increased 21.9% or $684,000 in 2003.  This increase in salary expense was attributed to the addition of new employees in operating and lending functions of the Company as part of the Company’s “Best Bankers” recruitment program as well as enhanced 401k and medical insurance benefits. At the beginning of 2003 the Company increased the level of flex credits available to employees to offset the rise in medical insurance premiums and to enhance employee coverage. Substantially all employees are eligible participants in the Company’s pension plan, 401K and health insurance plans.  The Company’s occupancy and equipment expense increased 39.1% or $316,000 in 2003  due to expenses related to the implementation of a new core data processing system and an updated communications system.  Other noninterest expense increased 36.9% or $617,000 in 2003 due to increases in data processing, marketing and office supplies as a result of the Company’s continued initiatives to implement new operating systems and market new products.

The four main components of noninterest expense and their respective increases are detailed in the table below:

(in thousands)			Net	% of Total
	2003	2002	Change	Change
Salaries and employee benefits	$ 3,805	$ 3,121	$ 684	42.3%
Occupancy	334	387	(53)	-3.3%
Equipment	791	422	369	22.8%
Other (1)	2,289	1,672	617	38.2%
Total noninterest expense	$ 7,219	$ 5,602	$ 1,617	100.0%

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance.   The effective income tax rate, based on income before taxes is, therefore, lower than the statutory income tax rate of 34%.   The effective income tax rate decreased to 21.4% in 2004 from 22.9% in 2003 and 28.3% in 2002.   Income taxes for 2004 decreased to $675,000 from $751,000 in 2003 and $1.1 million in 2002 as a result of lower pre-tax net earnings and increased tax exempt income.

Loans

The Company uses the funds generated from deposits combined with investment sales to support its lending activities and competes aggressively for loans in its market areas.  As a result, the volume of loans increased 13.0% or $22.8 million in 2004.  (The Bank has no foreign loans.)

Loans are made predominantly to residents of the Company’s trade area.  Approximately 78% of the loan portfolio on December 31, 2004 was composed of real estate secured loans.

The following table shows the Company’s loan distribution at the end of each of the last five years.

	December 31,
	2004	2003	2002	2001	2000

Loans:	(In thousands)

Commercial & Agricultural	$26,464	$24,492	$22,647	$30,648	$28,772
Real Estate & Mortgage	143,626	126,607	118,026	132,657	131,909
Real Estate & Construction	10,767	5,040	3,494	3,680	2,120
Consumer	17,381	19,308	22,915	28,177	31,615

Total Loans	$198,238	$175,447	$167,082	$195,162	$194,416

The Company does not engage in highly leveraged transactions.  Commitments to extend credit to customers in the normal course of business totaled $28.8 million at December 31, 2004.  (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2004.  Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

Maturing
Within	After One	After
One Year	But Within Five Years (In thousands of dollars)	Five Years	Total
(In thousands)
Total loans	$68,404	$84,816	$45,018	$198,238

Loans maturing after one year with:
Fixed interest rates		$62,777	$19,839

Variable interest rates		$22,039	$25,179

Asset Quality

The allowance for loan losses is maintained at a level that management felt was adequate after considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans, as well as other factors deserving recognition.  After considering these factors, the allowance for loan losses was set at $2.7 million at year end 2004.  This compares to an allowance of $2.4 million at year end 2003.  On December 31, 2004, the allowance was 1.38% of total loans up from 1.35% one year earlier.  The provision for loan losses charged against income in 2004 was $703,000 compared to $250,000 in 2003, an increase of $453,000.  This increase in the provision for loan losses occurred primarily in the fourth quarter of 2004 as a result of the continued deterioration of two large commercial relationships.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2004		2003		2002		2001		2000
		Percent of total loans		Percent of total loans		Percent of total loans		Percent of total loans		Percent of total loans
(Dollars in thousands)	Amount		Amount		Amount		Amount		Amount

Commercial real estate loans	$ 955	25.54%	$ 1,232	22.24%	$ 1,862	22.85%	$ 1,624	21.16%	$ 1,232	21.72%
Real estate 1-4 family loans	159	46.91%	257	49.92%	179	47.80%	229	46.81%	173	46.13%
Real estate construction loans	116	5.43%	61	2.87%	23	2.09%	44	1.89%	33	1.09%
Commercial loans	1,320	13.35%	609	13.96%	635	13.55%	653	15.70%	495	14.80%
Consumer loans	190	8.77%	212	11.01%	226	13.71%	230	14.44%	174	16.26%
Balance End of Period	$ 2,740	100.00%	$ 2,371	100.00%	$ 2,925	100.00%	$ 2,780	100.00%	$ 2,107	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses.   Non-accrual and impaired loans were $2,189,000 and $1,972,000 at December 31, 2004 and December 31, 2003, respectively.  It is the Company’s policy to put loans on a non-accrual basis once they are past due 90 days or more unless they are well secured and in the process of collection.

At year end 2004, management was monitoring loans considered to be impaired (under Statement 114) totaling $1,705,000, of which $829,000 are on a non-accrual status.  They are followed closely, and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.  Various forms of collateral are held as security on the loans.

A summary of non-performing assets for the past five years follows:

	December 31,

(In thousands)	2004	2003	2002	2001	2000

Non-accrual and impaired loans	$2,189	$1,972	$3,079	$1,414	$3,636
Restructured loans	0	-	-	3,140	-
OREO	-	-	619	410	110
Total non-performing assets	$2,189	$1,972	$3,698	$4,964	$3,746
Loans past due 90 days and accruing interest	$51	$932	$567	$212	$2,484

Other Real Estate Owned (OREO) balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Company.  The Company regularly evaluates the carrying value of such assets and adjusts the balances as required.  The Company actively markets such properties to reduce potential losses and expenses related to carrying these assets.

In 2004, charge-offs of loans, net of recoveries, were $334,000 compared to $804,000 in 2003, as illustrated in the table below.  The following table further summarizes the Company’s loan loss experience for the preceding five years:

	December 31,
(In thousands)
	2004	2003	2002	2001	2000
Balance at January 1,	$2,371	$2,925	$2,780	$2,107	$2,042
Charge-offs:
Commercial & Agricultural	23	754	324	144	252
Real Estate	292	45	450	224	153
Consumer	153	119	389	402	199
Total Charge-Offs	$468	$918	$1,163	$770	$604

Recoveries:
Commercial & Agricultural	$33	$7	$134	$4	$93
Real Estate	4	3	0	0	0
Consumer	97	104	157	121	96
Total Recoveries	$134	$114	$291	$125	$189
Net Charge-offs	$334	$804	$872	$645	$415
Provision for loan losses	$703	$250	$1,017	$1,318	$480
Balance at December 31,	$2,740	$2,371	$2,925	$2,780	$2,107

Ratio of net charge-offs to	0.18%	0.48%	0.47%	0.33%	0.22%
average loans outstanding

Investments

The Company’s purchases and sales of investments are managed in conjunction with other uses of funds, liquidity provisions, and investment market conditions. During 2004, there were realized net gains of $102,000 on investment portfolio securities due to investment sales.

The following table sets forth the carrying amount of investment in debt and equity securities at the dates indicated:

	December 31,
(In thousands)	2004	2003	2002

U.S. Treasury and other U.S. Government agencies and corporations	$26,484	$35,035	$60,159
State and political subdivisions	16,260	19,497	11,064
Other	3,620	5,785	1,064
Total	$46,364	$60,317	$72,287

The following table sets forth the carrying amount of maturities of investment securities at December 31, 2004:

	Maturing
	Within One Year		After One Year Within Five Years		After Five But Within Ten Years		After Ten Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. government agencies and corporations	$16	6.97%	$18,082	3.39%	$7,714	4.19%	$1,000	5.13%
State and political subdivisions	403	6.91%	5,177	6.41%	10,554	4.89%	-	0.00%
Other	-	0.00%	3,682	3.48%	-	0.00%	-	0.00%
Total	$419		$26,941		$18,268		$1,000

Mortgage backed securities in the amount of $8,378,000 are included in the above table based on expected weighted average maturities.

At December 31, 2004 and 2003, investment securities with a book value of $11,431,000 and $12,874,000, respectively, were pledged to collateralize public deposits and for other purposes.

All investment in debt securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and accretion of discounts.  By carrying the investment portfolio as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

Deposits

Total deposits increased $10.6 million or 4.5% in 2004.  Higher rate Time Deposits (TDs) were allowed to flow out of the Company in order to control cost of funds and to improve the net interest income and net interest margin.  This initiative resulted in a decrease in the average balance of these higher costs deposits of $1.7 million.  As illustrated in the table below, the Company also realized increases in non-interest bearing and low cost deposit average balances of $1.6 million and $7.5 million respectively.  The combined effort of reducing high cost deposits and increasing low cost deposits resulted in decreasing interest expense in 2004 by 44 basis points or $845,000.  The Company will continue to attract new deposits based on an exceptional level of service rather than attempting to offer the highest rates in its market areas.  The average balances and rates paid on deposits for the preceding three years are shown in the table below:

Average Deposits and Rates Paid:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)

Non-interest bearing demand deposits	$32,534		$30,915		$28,619
Interest bearing demand deposits	39,187	0.18%	31,665	0.21%	29,302	0.84%
Savings deposits	41,250	0.25%	43,894	0.48%	43,856	1.32%
Time deposits	127,076	2.71%	128,757	3.25%	138,491	4.29%

Total	$240,047	1.74%	$235,231	2.18%	$240,268	3 .20%

The Company’s time deposits with balances of $100,000 or more totaled $53.8 million at December 31, 2004, and comprised 21.8% of the Company’s total deposits.  These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturities of time deposit of $100,000 or more outstanding at December 31, 2004 are summarized below:

Time Certificates of Deposit (In thousands)
3 months or less	$11,837
Over 3 months through 6 months	4,571
Over 6 through 12 months	7,636
Over 12 months	29,781
Total	$53,825

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

29

	2004	2003
(In thousands)
Commitments to extend credit	$ 28,768	$ 21,321
Standby letters of credit	420	327

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

Liquidity

Liquidity assesses the Company’s ability to meet financial obligations consisting of lending commitments, deposit outflows, operational expenses and contingencies that arise during the normal course of business.  Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the Company in addition to meeting current and planned expenditures.  The Company’s liquidity is derived primarily from its deposit base and equity capital and is provided through the Company’s cash, balances in correspondent banks, federal funds sold, investments maturing or repaying within one year and securities available for sale. The Company’s growth has continued to be funded primarily through these sources.

As of December 31, 2004, approximately $68.4 million or 35% of the loan portfolio will mature or re-price within one year.   Maturities of investments in the securities portfolio are scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand.  Substantial monthly repayments on loans also provide funds for liquidity demands.   Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds.   During 2004, the Company was a continuous seller of Federal funds in daily average amounts of $10.1 million.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary.   Federal funds lines of credit are maintained with three correspondent banks however the Company did not borrow against any of these lines during 2004.  As of December 31, 2004, the Company has the following lines of credit available:

Federal Home Loan Bank of Atlanta

$41,000,000

Community Bankers Bank

  11,400,000

SunTrust

    8,000,000

Capital Resources

The Company’s principal source of capital is generated through retained earnings.  In 2004, $738,000, or 30%, of earnings were retained and added to the capital of the Company.   This percentage of retained earnings is lower than in previous years due to the Company’s transition in the timing of the quarterly payment of dividends which resulted in five quarterly dividend payouts in 2004.  Prior to 2003, the Company historically paid semi-annual cash dividends.

Capital growth has historically benefited from a conservative dividend policy however in 2004 the dividend payout represented 70.2% of net income due to the timing of quarterly dividend payments.  The ratio of average equity to average assets was 11.86% in 2004, compared to 11.79% in 2003.   Stockholders’ equity was $32,453,129 on December 31, 2004.

The Company’s Tier I Leverage ratio was 11.6%.The Tier I risk-based capital ratio for the Company stood at 18.2% on December 31, 2004 while the Tier II or total risk-based capital ratio was 19.4%.   Both Tier I and total risk-based capital ratios at December 31, 2004 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,736,000 were declared in 2004 which represents a payout ratio of 70.2% compared to a payout ratio of 35.8% in 2003.  It is anticipated that internally generated funds will cover any capital improvements in 2005.  The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

Contractural Obligations as of December 31, 2004

The following table presents the Company’s contractural obligations and scheduled payments due at various intervals over the next five years and beyond:

                Payments Due by Period

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$ 181	$ 41	$ 83	$ 57	$ -

Total	$ 181	$ 41	$ 83	$ 57	$ -

Capital Expenditures

Capital expenditures were approximately $2.8 million in 2004 compared to $2.2 in 2003.  The capital expenditures in 2004 were primarily due to the expenditures associated with the opening of the Company’s new branch in 2004, the acquisition of a new branch location in Colonial Heights to be opened in the second quarter of 2005 and the Company’s continued initiative to renovate all existing branch locations.  Expenditures in 2003 were primarily due to the Company’s upgrade of its operating system including its internal network and all communications systems in addition to the Company’s initiative to renovate all branch locations.

Capital expenditures are projected to be approximately $600,000 in 2005 for the Company’s ongoing efforts to renovate all branch locations in addition to the planned opening of the new branch located in Colonial Heights, Virginia.

Inflation

In financial institutions virtually all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a greater impact on a bank’s performance than the effects of general levels of inflation since interest rate movement is not necessarily affected by inflation.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential risk to earnings and/or equity value due to changes in interest rates and other market conditions as they relate to the financial industry.  The Company’s market risk exposure is primarily its exposure to interest rate risk (IRR).  The measuring, monitoring and management of IRR is the responsibility of the Asset Liability Management Committee (the ALCO).  The Board of Directors of the Company has delegated responsibility for asset liability management to the ALCO whose main objectives are to manage IRR while optimizing earnings through net interest income and management of the balance sheet.  The Company uses a simulation model on a quarterly basis to measure IRR.  This model utilizes the Company’s financial data and various management assumptions and projections as they relate to growth, interest rates, noninterest income and noninterest earnings in order to forecast the interest sensitivity of the Company and its potential impact on net interest income, earnings and equity.  The model projects a “most likely” forecast which is then “shocked” with various interest rate increases and decreases in order to project the short term effects on net interest income and net income.  The model also projects the effects on the net economic value (NEV) of the Company using the same interest rate increases and decreases.  The NEV sensitivity measure is a measure of the long-term risk of the bank.

As of December 31, 2004, the Company’s earnings sensitivity analysis indicates that the Company remains slightly asset sensitive in the near term and is exposed to declining earnings if rates fall.  This condition is common in community banks and will persist until short-term rates begin to rise in combination with shifts in the yield curve.  The Company’s NEV sensitivity analysis indicates that the Company becomes modestly liability sensitive in the long term.  Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Summary information about the Company’s interest rate risk measures is presented below:

December 31

2004

2003

Static net prevent value change:

+200 basis point shock vs stable rate

           - 5.2%

 - 9.2%

 -200 basis point shock vs stable rate

           - 4.5%

 22.2%

1-year net income simulation projection:

+200 basis point shock vs stable rate

5.0%

  6.0%

-200 basis point shock vs stable rate

          -17.5%

-13.7%

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

>
INTEREST SENSITIVITY GAP ANALYSIS
At December 31, 2004
		Interest Sensitivity Periods
(In thousands)	Within	91 to 365	Over 1 to 5	Over 5
	90 Days	Days	Years	Years	Total
Earning Assets
Securities, at amortized cost	44	6,793	22,932	16,595	46,364
Restricted securities	631	-	-	-	631
Federal funds sold	11,604	-	-	-	11,604
Interest-bearing deposits in banks	1,557	-	-	-	1,557
Loans, net of unearned income	63,452	27,508	85,907	18,631	195,498
Total earning assets	77,288	34,301	108,839	35,226	255,654

Interest-bearing Liabilities
NOW Accounts	3,598	6,845	28,896	-	39,339
Money market accounts	17,271	-	-	-	17,271
Savings accounts	1,287	3,858	16,289	-	21,434
Time deposits	19,663	35,011	79,119	-	133,793
Total interest-bearing liabilities	41,819	45,714	124,304	-	211,837

Cumulative maturity / interest sensitivity gap	35,469	(11,413)	(15,465)	35,226
As % of total earning assets	13.87%	-4.46%	-6.05%	13.78%

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2). The response to this portion of Item 15 included in Item 8 above.

(3) Exhibits.

Exhibit No.

Description

3.1

Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (filed herewith).

3.2

Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed February 6, 2004).

10.1

Employment Agreement dated as of February 14, 2005 between the Company and William E. Doyle, Jr. (filed herewith).

21.1

Subsidiary of the Company (filed herewith).

31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) (filed herewith).

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

32.2

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

(b)

Exhibits - - See Item 15(a)(3) above.

(c)

Financial Statement Schedules - - See Item 15(a)(2) above.

CITIZENS BANCORP OF VIRGINIA, INC.

AND SUBSIDIARY

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

2

Consolidated statements of income

3

Consolidated statements of changes in stockholders’ equity

4

Consolidated statements of cash flows

5 and 6

Notes to consolidated financial statements

7-33

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Citizens Bancorp of Virginia, Inc. and Subsidiary

Blackstone, Virginia

We have audited the accompanying consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 2, 2005

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2004 and 2003

Assets	2004	2003

Cash and due from banks	$ 8,419,509	$ 7,309,414
Interest-bearing deposits in banks	1,557,021	762,761
Federal funds sold	11,604,000	12,156,000
Securities available for sale, at fair market value	46,364,058	60,316,638
Restricted securities	631,200	1,369,000
Loans, net of allowance for loan losses of $2,739,678 in 2004
and $2,370,607 in 2003	195,497,850	173,075,592
Premises and equipment, net	7,426,552	5,371,943
Accrued interest receivable	1,508,793	1,457,730
Other assets	7,984,886	7,553,660

Total assets	$ 280,993,869	$ 269,372,738

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 35,125,340	$ 32,427,573
Interest-bearing	211,837,460	203,993,284
Total deposits	$ 246,962,800	$ 236,420,857
Accrued interest payable	674,880	723,836
Accrued expenses and other liabilities	903,060	153,444
Total liabilities	$ 248,540,740	$ 237,298,137

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ - -	$ - -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750 in 2004; 2,448,000 in 2003	1,220,375	1,224,000
Additional paid-in capital	49,420	193,240
Retained earnings	31,357,497	30,619,523
Accumulated other comprehensive income (loss), net	(174,163)	37,838
Total stockholders' equity	$ 32,453,129	$ 32,074,601

Total liabilities and stockholders' equity	$ 280,993,869	$ 269,372,738

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and Dividend Income
Loans, including fees	$ 11,249,318	$ 11,032,968	$ 13,387,507
Investment securities:
Taxable	1,415,127	1,917,763	2,400,876
Tax-exempt	590,092	589,977	359,143
Dividends	44,435	51,918	57,382
Federal funds sold	140,625	134,330	279,460
Other	12,980	8,783	17,122
Total interest and dividend income	$ 13,452,577	$ 13,735,739	$ 16,501,490

Interest Expense
Deposits	$ 3,612,245	$ 4,456,840	$ 6,763,774
Federal Home Loan Bank borrowings	- -	- -	2,824
Total interest expense	$ 3,612,245	$ 4,456,840	$ 6,766,598

Net interest income	$ 9,840,332	$ 9,278,899	$ 9,734,892
Provision for loan losses	703,000	250,000	1,016,817
Net interest income after provision for loan
losses	$ 9,137,332	$ 9,028,899	$ 8,718,075

Noninterest Income
Service charges on deposit accounts	$ 1,166,361	$ 806,095	$ 705,375
Net gain on sales and calls of securities	101,767	114,290	46,678
Net gain on sales of loans	46,083	- -	- -
Net gain (loss) on the sale of other real estate owned	(389)	137,132	(79,540)
Income from bank-owned life insurance	261,080	215,233	- -
ATM fees	162,247	89,404	74,180
Other	277,329	110,401	71,089
Total noninterest income	$ 2,014,478	$ 1,472,555	$ 817,782

Noninterest Expenses
Salaries and employee benefits	$ 4,395,791	$ 3,804,611	$ 3,120,761
Occupancy	372,669	333,693	386,752
Equipment	878,549	791,409	422,232
Other	2,355,994	2,288,858	1,672,290
Total noninterest expenses	$ 8,003,003	$ 7,218,571	$ 5,602,035

Income before income taxes	$ 3,148,807	$ 3,282,883	$ 3,933,822

Provision for income taxes	674,582	750,785	1,111,655

Net income	$ 2,474,225	$ 2,532,098	$ 2,822,167

Earnings Per Share, basic and diluted	$ 1.01	$ 1.03	$ 1.14

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2001	$ 1,250,000	$ 850,000	$ 27,223,658	$ 40,626		$ 29,364,284
Comprehensive income:
Net income	- -	- -	2,822,167	- -	$ 2,822,167	2,822,167
Other comprehensive income:
Unrealized gains on securities available
for sale, net of deferred taxes of $416,783	- -	- -	- -	- -	809,049	- -
Reclassification adjustment, net of
income taxes of $15,871	- -	- -	- -	- -	(30,807)	- -
Other comprehensive income, net of taxes	- -	- -	- -	778,242	$ 778,242	778,242
Total comprehensive income	- -	- -	- -	- -	$ 3,600,409	- -
Cash dividends declared ($.43 per share)	- -	- -	(1,052,640)	- -		(1,052,640)
Shares repurchased	(26,000)	(656,760)	- -	- -		(682,760)
Balance at December 31, 2002	$ 1,224,000	$ 193,240	$ 28,993,185	$ 818,868		$ 31,229,293
Comprehensive income:
Net income	- -	- -	2,532,098	- -	$ 2,532,098	2,532,098
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes of $363,490	- -	- -	- -	- -	(705,599)	- -
Reclassification adjustment, net of
income taxes of $38,859	- -	- -	- -	- -	(75,431)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(781,030)	$ (781,030)	(781,030)
Total comprehensive income	- -	- -	- -	- -	$ 1,751,068	- -
Cash dividends declared ($.37 per share)	- -	- -	(905,760)	- -		(905,760)
Balance at December 31, 2003	$ 1,224,000	$ 193,240	$ 30,619,523	$ 37,838		$ 32,074,601
Comprehensive income:
Net income	- -	- -	2,474,225	- -	$ 2,474,225	2,474,225
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes of $74,612	- -	- -	- -	- -	(144,835)	- -
Reclassification adjustment, net of
income taxes of $34,601	- -	- -	- -	- -	(67,166)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(212,001)	$ (212,001)	(212,001)
Total comprehensive income	- -	- -	- -	- -	$ 2,262,224	- -
Shares repurchased	(3,625)	(143,820)	- -	- -		(147,445)
Cash dividends declared ($.71 per share)	- -	- -	(1,736,251)	- -		(1,736,251)
Balance at December 31, 2004	$ 1,220,375	$ 49,420	$ 31,357,497	$ (174,163)		$ 32,453,129

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$ 2,474,225	$ 2,532,098	$ 2,822,167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	692,591	546,840	311,337
Provision for loan losses	703,000	250,000	1,016,817
Net gain on sales and calls of securities	(101,767)	(114,290)	(46,678)
Net gain on sales of loans	(46,083)	- -	- -
Origination of loans held for sale	(3,627,250)	- -	- -
Proceeds from sales of loans	3,673,333	- -	- -
Net (gain) loss on sale of other real estate owned	389	(137,132)	79,540
Net amortization of securities	132,218	219,475	166,953
Deferred tax expense (benefit)	(6,708)	375,338	(75,056)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(51,063)	(60,842)	223,607
(Increase) in other assets	(315,306)	(400,421)	(148,234)
(Decrease) in accrued interest payable	(48,956)	(428,075)	(439,320)
Increase (decrease) in accrued expenses
and other liabilities	383,503	(546,229)	31,646
Net cash provided by operating activities	$ 3,862,126	$ 2,236,762	$ 3,942,779

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 17,946,886	$ 59,923,070	$ 3,784,628
Maturities and prepayments	4,619,095	13,093,600	4,771,239
Purchases	(8,965,066)	(62,335,276)	(27,090,382)
Activity in held to maturity securities:
Maturities, prepayments and calls	- -	- -	23,768,206
Purchases	- -	- -	(36,050,569)
Purchase of restricted securities	- -	(319,700)	(42,000)
Redemption of restricted securities	737,800	20,450	- -
Net (increase) decrease in loans	(23,216,995)	(9,234,129)	26,686,381
Purchase of bank-owned life insurance	- -	(6,000,000)	- -
Purchases of land, premises and equipment	(2,747,200)	(2,162,314)	(566,163)
Proceeds from sale of other real estate owned	91,349	821,818	233,481
Net cash (used in) investing activities	$ (11,534,131)	$ (6,192,481)	$ (4,505,179)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ 10,541,943	$ (2,481,330)	$ (1,150,782)
Dividends paid	(1,370,138)	(905,760)	(989,600)
Repayment of FHLB borrowings	- -	- -	(200,000)
Repurchase of common stock	(147,445)	- -	(682,760)
Net cash provided by (used in) financing activities	$ 9,024,360	$ (3,387,090)	$ (3,023,142)

Net increase (decrease) in cash and cash equivalents	$ 1,352,355	$ (7,342,809)	$ (3,585,542)

Cash and Cash Equivalents
Beginning of year	20,228,175	27,570,984	31,156,526

End of year	$ 21,580,530	$ 20,228,175	$ 27,570,984

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 3,661,201	$ 4,884,915	$ 7,205,918

Income taxes	$ 553,000	$ 461,500	$ 1,457,148

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$ 91,737	$ 65,406	$ 522,300

Unrealized gains (losses) on securities available for sale	$ (321,214)	$ (1,183,379)	$ 1,179,154

Transfer of securities from held to maturity to
available for sale	$ - -	$ - -	$ 52,535,185

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

Business

The Company conducts the general business of a commercial bank.  The Company is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System.  The Company’s primary trade areas are in the Virginia counties of Nottoway, Amelia, Prince Edward and Chesterfield.  The Company offers traditional lending and deposit products to businesses and individuals.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Securities

The Company is required to maintain an investment in the capital stock of certain correspondent banks.  No ready market exists for this stock, and it has no quoted market value.  The Company’s investment in these stocks is recorded at cost.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.  Mortgage loans held for sale are sold with the mortgage servicing rights released by the Company.

The Company enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days.  The Company protects

Notes to Consolidated Financial Statements

itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.  Because of this high correlation, no gain or loss occurs on the rate lock commitments.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in the Virginia counties of Nottoway, Amelia, Prince Edward and Chesterfield.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or

Notes to Consolidated Financial Statements

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

A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured on an individual basis for commercial and construction loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

Notes to Consolidated Financial Statements

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding.  The Company has no dilutive or potentially dilutive common stock equivalents.  For the years ending December 31, 2004, 2003 and 2002, the weighted-average common shares outstanding were 2,445,494, 2,448,000 and 2,465,333, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements.  An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur.  Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003.  FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004.  SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003.  Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions.  The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (IRLC), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105.  Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Notes to Consolidated Financial Statements

Emerging Issues Task Force Issue (EITF) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued and is effective March 31, 2004.  The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies,” was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.”  APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated.  AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the  Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic  No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method.  Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects.  Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs.  The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity

Notes to Consolidated Financial Statements

to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.    Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.   This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.   For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.  Currently, the Company does not have any such plans.

Note 2.

Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 18,434,080	$ 5,808	$ (298,988)	$ 18,140,900
State and municipal	16,133,991	246,321	(119,776)	16,260,536
Mortgage-backed	8,377,695	21,728	(56,826)	8,342,597
Corporate	3,682,175	- -	(62,150)	3,620,025
	$ 46,627,941	$ 273,857	$ (537,740)	$ 46,364,058

Notes to Consolidated Financial Statements

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 17,986,746	$ 20,335	$ (316,471)	$ 17,690,610
State and municipal	19,173,180	416,946	(92,755)	19,497,371
Mortgage-backed	17,317,074	122,940	(95,967)	17,344,047
Corporate	5,782,307	27,383	(85,885)	5,723,805
Other	- -	60,805	- -	60,805
	$ 60,259,307	$ 648,409	$ (591,078)	$ 60,316,638

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2004 follows.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$ 402,850	$ 409,578
Maturing after one year through five years	18,579,575	18,534,051
Maturing after five years through ten years	18,267,821	18,123,232
Maturing after ten years	1,000,000	954,600
Mortgage-backed securities	8,377,695	8,342,597
	$ 46,627,941	$ 46,364,058

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2004	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 6,917	$ (89)	$ 6,790	$ (210)
State and municipal	3,101	(73)	2,294	(47)
Mortgage-backed	4,486	(29)	1,448	(28)
Corporate	2,322	(30)	1,298	(32)
Total temporarily
impaired securities	$ 16,826	$ (221)	$ 11,830	$ (317)

Notes to Consolidated Financial Statements

Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2003	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 7,720	$ (316)	$ - -	$ - -
State and municipal	4,299	(93)	- -	- -
Mortgage-backed	10,108	(96)	- -	- -
Corporate	3,738	(86)	- -	- -
Total temporarily
impaired securities	$ 25,865	$ (591)	$ - -	$ - -

The unrealized losses in the investment portfolio as of December 31, 2004 are considered temporary and are a result of general market fluctuations that occur daily.  The unrealized losses are from 38 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  Market prices change daily and are affected by conditions beyond the control of the Company.  Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company.  Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.  As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Securities having carrying values of $11,430,595 and $12,873,865 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required by law.

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales and calls of securities amounted to $17,946,886, $59,923,070 and $3,784,628, respectively.  Gross realized gains amounted to $147,827, $114,290 and $46,678, respectively.  Gross realized losses amounted to $46,060 in 2004.   There were no gross realized losses during 2003 or 2002.   The tax provision applicable to these net realized gains amounted to $34,601, $38,859 and $15,871, respectively.

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

Notes to Consolidated Financial Statements

Note 3.

Loans

A summary of the balances of loans follows:

	December 31,
	2004	2003
	(In Thousands)
Mortgage loans on real estate:
Commercial	$ 50,624	$ 39,028
Residential 1-4 family	93,002	87,579
Construction	10,767	5,040
Commercial	26,464	24,492
Consumer installment	17,381	19,308
Total loans	$ 198,238	$ 175,447
Less: allowance for loan losses	2,740	2,371
Loans, net	$ 195,498	$ 173,076

Note 4.

Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2004	2003	2002
	(In Thousands)

Balance, beginning	$ 2,371	$ 2,925	$ 2,780
Provision for loan losses	703	250	1,017
Loans charged off	(468)	(918)	(1,163)
Recoveries of loans previously
charged off	134	114	291
Balance, ending	$ 2,740	$ 2,371	$ 2,925

Notes to Consolidated Financial Statements

A summary of information pertaining to impaired loans follows:

Years Ended December 31,
	2004	2003	2002
(In Thousands)

Impaired loans with
a valuation allowance	$ 1,705	$ 1,676	$ 2,972
Impaired loans without
a valuation allowance	- -	- -	- -
Total impaired loans	$ 1,705	$ 1,676	$ 2,972

Valuation allowance related
impaired loans	$ 1,032	$ 639	$ 1,390

Average investment in
impaired loans	$ 2,690	$ 2,083	$ 3,250

Interest income recognized	$ - -	$ - -	$ - -

Nonaccrual loans excluded from the impairment disclosure above under SFAS No. 114 totaled $483,534, $295,925 and $106,604 at December 31, 2004, 2003 and 2002, respectively.  Income on nonaccrual and impaired loans under the original terms would have been approximately $55,792, $343,431 and $82,625 for 2004, 2003 and 2002, respectively.

Note 5.

Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2004	2003
	(In Thousands)

Land	$ 1,398	$ 698
Buildings	5,639	4,506
Furniture, fixtures and equipment	4,614	4,145
Construction in progress	822	380
	$ 12,473	$ 9,729
Accumulated depreciation	(5,046)	(4,357)
	$ 7,427	$ 5,372

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 totaled $692,591, $546,840 and $311,337, respectively.

Pursuant to the terms of a lease agreement pertaining to bank premises, future minimum rent commitments are as follows:

2005	$ 40,422
2006	41,230
2007	42,055
2008	42,896
2009	14,393
$ 180,996

Note 6.

Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 were $53,824,536 and $44,502,338, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

(In thousands)

2005	$ 55,441
2006	36,547
2007	17,012
2008	13,827
2009	10,967
$ 133,794

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $176,065 and $42,082, respectively.

Note 7.

Income Taxes

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2004	2003	2002

Current tax expense	$ 681,290	$ 375,447	$ 1,186,711
Deferred tax expense (benefit)	(6,708)	375,338	(75,056)
	$ 674,582	$ 750,785	$ 1,111,655

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2004	2003	2002

Computed "expected" tax expense	$ 1,070,594	$ 1,116,180	$ 1,337,499
Tax-exempt income	(323,507)	(287,022)	(135,800)
Other, net	(72,505)	(78,373)	(90,044)
	$ 674,582	$ 750,785	$ 1,111,655

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$ 715,876	$ 600,746
Accrued pension	- -	1,302
Nonaccrual loan interest	18,969	50,753
Deferred compensation	17,640	26,577
Intangible assets	19,285	28,040
Net unrealized loss on
securities available for sale	89,721	- -
Other	- -	517
Deferred tax assets	$ 861,491	$ 707,935

Deferred tax liabilities:
Deferred loan fees	$ 182,316	$ 160,293
Net unrealized gain on securities
available for sale	- -	23,953
Depreciation	238,018	168,160
Prepaid pension	15,967	- -
Discount accretion on securities	30,117	30,738
Other	100,218	150,318
Deferred tax liabilities	$ 566,636	$ 533,462
Net deferred tax assets	$ 294,855	$ 174,473

Notes to Consolidated Financial Statements

Note 8.

Employee Benefit Plans

Defined Benefit Pension Plan

Information pertaining to the activity in the defined benefit pension plan is as follows:

	Years Ended December 31,
	2004	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$ 2,325,737	$ 4,077,468	$ 3,814,934
Service cost	211,129	154,311	206,603
Interest cost	156,208	155,059	286,120
Actuarial loss	256,689	348,853	180,391
Plan amendments	- -	(1,938,718)	- -
Benefits paid	(23,472)	(471,236)	(410,580)
Benefit obligation, ending	$ 2,926,291	$ 2,325,737	$ 4,077,468

Change in Plan Assets
Fair value of plan assets, beginning	$ 2,055,327	$ 2,082,706	$ 2,219,796
Actual return on plan assets	197,723	242,819	(86,510)
Employer contributions	251,830	201,038	360,000
Benefits paid	(23,472)	(471,236)	(410,580)
Fair value of plan assets, ending	$ 2,481,408	$ 2,055,327	$ 2,082,706

Funded Status	$ (444,883)	$ (270,410)	$ (1,994,762)
Unrecognized net actuarial loss	2,236,691	2,108,362	1,926,205
Unrecognized prior service cost	(1,744,846)	(1,841,782)	- -
Prepaid (accrued) benefit cost
included in other assets (liabilities)	$ 46,962	$ (3,830)	$ (68,557)

The accumulated benefit obligation for the defined benefit pension plan was $2,666,018, $2,214,122 and $2,138,751 at December 31, 2004, 2003 and 2002, respectively.

The following table provides the components of the net periodic benefit cost for the plan:

	2004	2003	2002

Service cost	$ 211,129	$ 154,311	$ 206,603
Interest cost	156,208	155,059	286,120
Expected return on plan assets	(163,152)	(161,740)	(185,187)
Amortization of prior service cost	(96,936)	(96,936)	- -
Amortization of net obligation at transition	- -	- -	(5,602)
Recognized net actuarial loss	93,789	85,617	57,506
Net periodic benefit cost	$ 201,038	$ 136,311	$ 359,440

Notes to Consolidated Financial Statements

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2004	2003	2002

Discount rate	6.75%	7.25%	7.25%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

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

Notes to Consolidated Financial Statements

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	Plan Assets at September 30,
	2004	2003
Asset Category
Mutual funds - fixed income	40%	48%
Mutual funds - equity	56%	52%
Other	4%	0%
Total	100%	100%

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

The Company expects to contribute $182,000 to its pension plan in 2005.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2005	$ 23,472
2006	36,621
2007	38,138
2008	40,064
2009	54,746
2010-2014	610,785
$ 803,826

Notes to Consolidated Financial Statements

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

Deferred Compensation Agreements

During 2003, the Company entered into deferred compensation agreements providing for monthly payments to senior officers commencing at retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment such that the then present value of the monthly payments will have been accrued by retirement date.  The Company funds the deferred compensation commitments through life insurance policies on the officers.  Deferred compensation expense was $136,427 and $78,169 for the years ended December 31, 2004 and 2003, respectively.  During 2004, the Company reversed $162,535 in accrued benefits on participants no longer employed by the Company.

401(k) Plan

During 2003, the Company instituted a 401(k) plan whereby substantially all employees participate in the plan after completing three months of service.  Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a three-year period.  For the years ended December 31, 2004 and 2003, expense attributable to the plan amounted to $65,471 and $29,730 respectively.

Note 9.

Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $752,000 and $550,000 at December 31, 2004 and 2003, respectively.  During the year ended December 31, 2004, total principal additions were $632,000 and total principal payments and charges were $430,000.

Notes to Consolidated Financial Statements

Note 10.

Other Expenses

The principal components of other expenses in the statements of income are:

	2004	2003	2002

Accounting fees	$ 186,368	$ 104,496	$ 116,221
Bank franchise tax	179,545	259,296	246,101
Consulting fees	138,993	89,428	189,849
Directors fees	126,100	96,985	85,900
Data processing services	227,640	226,479	48,319
Legal fees	160,552	226,676	175,361
Marketing	116,429	205,104	59,787
Stationery and supplies	216,148	203,838	112,524
Other (includes no items
in excess of 1% of total
revenues)	1,004,219	876,556	638,228
	$ 2,355,994	$ 2,288,858	$ 1,672,290

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

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
	(In Thousands)

Commitments to extend credit	$ 28,768	$ 21,321
Standby letters of credit	420	327

Notes to Consolidated Financial Statements

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

Note 12.

Restrictions on Cash and Due From Banks

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities.  At December 31, 2004, the aggregate amount of daily average required reserves was approximately $3,559,000.

Note 13.

Concentration of Credit Risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans.  Substantially all of the Company’s customers are residents or operate business ventures in its market area consisting of Nottoway, Amelia, Prince Edward, Chesterfield and adjacent counties.  Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Company maintains a portion of its cash balances with several financial institutions located in its market area.  Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000.  Uninsured balances were approximately $3,927,000 at December 31, 2004.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Amount in Thousands)
As of December 31, 2004:
Total Capital to Risk
Weighted Assets
Consolidated	$34,879	19.4%	$14,373	8.0%	N/A
Bank	$26,870	15.1%	$14,279	8.0%	$17,849	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$32,627	18.2%	$7,186	4.0%	N/A
Bank	$24,633	13.8%	$7,140	4.0%	$10,709	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$32,627	11.6%	$11,291	4.0%	N/A
Bank	$24,633	8.9%	$11,039	4.0%	$13,799	5.0%

As of December 31, 2003:
Total Capital to Risk
Weighted Assets
Consolidated	$34,080	20.9%	$13,048	8.0%	N/A
Bank	$24,116	14.8%	$13,003	8.0%	$16,254	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$32,037	19.6%	$6,524	4.0%	N/A
Bank	$22,081	13.6%	$6,502	4.0%	$9,752	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$32,037	11.8%	$10,816	4.0%	N/A
Bank	$22,081	8.2%	$10,816	4.0%	$13,520	5.0%

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

Restricted Securities:  The carrying value of restricted stock approximates fair value based on the redemption provisions of the respective entity.

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

Notes to Consolidated Financial Statements

Accrued Interest:  The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2004 and 2003, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in Thousands)
Financial assets:
Cash and cash equivalents	$ 21,581	$ 21,581	$ 20,228	$ 20,228
Securities available for sale	46,364	46,364	60,317	60,317
Restricted securities	631	631	1,369	1,369
Loans, net	195,498	194,510	173,076	172,923
Accrued interest receivable	1,509	1,509	1,458	1,458

Financial liabilities:
Deposits	$ 246,963	$ 242,054	$ 236,421	$ 236,305
Accrued interest payable	675	675	724	724

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

Notes to Consolidated Financial Statements

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

The parent company’s principal assets are its investment in its wholly-owned subsidiary.  Dividends from the Bank are the primary source of funds for the parent company.  The payment of dividends by the Bank is restricted by various statutory limitations.  Banking regulations also prohibit extensions of credit by the Bank to the parent company unless appropriately secured by assets.  As of December 31, 2004, no funds were available for payment of additional dividends without prior regulatory approval from the Bank to the parent company.

Notes to Consolidated Financial Statements

Balance Sheets (Condensed)
December 31, 2004 and 2003

Assets	2004	2003

Cash	$ 2,548,101	$ 6,969,106
Investment in subsidiary	24,493,071	22,087,335
Securities available for sale at fair market value	5,200,984	2,987,320
Other assets	682,585	30,840

Total assets	$32,924,741	$32,074,601

Liabilities and Stockholders' Equity

Other liabilities	$ 471,612	$ - -

Stockholders' equity	32,453,129	32,074,601

Total liabilities and stockholders' equity	$32,924,741	$32,074,601

Statements of Income (Condensed)
For the Year Ended December 31, 2004 and the Period
from December 18, 2003 (Inception) to December 31, 2003

	2004	2003

Dividends from subsidiary	$ - -	$10,000,000
Interest income on investments	174,364	252
Total income	$ 174,364	$10,000,252

Noninterest expense - other	$ 347,835	$ 19,539

Income (loss) before income taxes and equity in undistributed
(distributions in excess of) earnings of subsidiary	$ (173,471)	$ 9,980,713
Allocated income tax benefit	63,456	6,558
Income (loss) before equity in undistributed
(distributions in excess of) earnings of subsidiary	$ (110,015)	$ 9,987,271
Equity in undistributed (distributions in excess of)
earnings of subsidiary	2,584,240	(7,455,173)
Net income	$ 2,474,225	$ 2,532,098

Statements of Cash Flows (Condensed)
For the Year Ended December 31, 2004 and the Period
from December 18, 2003 (Inception) to December 31, 2003

	2004	2003
Cash Flows from Operating Activities
Net income	$ 2,474,225	$ 2,532,098
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
(Equity in undistributed) distributions in
excess of earnings of subsidiary	(2,584,240)	7,455,173
Changes in other assets and liabilities:
(Increase) in other assets	(634,488)	(30,837)
Increase in other liabilities	105,500	- -
Net cash provided by (used in) operating activities	$ (639,003)	$ 9,956,434

Cash Flows from Investing Activities
Purchases of securities	$(2,693,434)	$(2,987,328)
Calls and prepayments of securities	429,015	- -
Net cash (used in) investing activities	$(2,264,419)	$(2,987,328)

Cash Flows from Financing Activities
Repurchase of common stock	$ (147,445)	$ - -
Dividends paid	(1,370,138)	- -
Net cash (used in) financing activities	$(1,517,583)	$ - -

Net increase (decrease) in cash and cash equivalents	$(4,421,005)	$ 6,969,106

Cash and Cash Equivalents
Beginning of year	6,969,106	- -

End of year	$ 2,548,101	$ 6,969,106

Note 17.

Litigation

As of December 31, 2004, the Company was involved in litigation regarding the termination of its former President and CEO.  The Company is seeking a declaratory judgment that the former President breached the terms of his employment agreement, and therefore the Company is excused from any performance obligations.  The former President has filed a separate lawsuit in federal court against the Company and two directors seeking two years salary and benefits under his employment agreement as well as damages for tortious interference with his employment agreement.  As of December 31, 2004, the likelihood of an unfavorable outcome or the impact of such an outcome could not be determined.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:  March 30, 2005

By:

/s/ William E. Doyle, Jr.

William E. Doyle, Jr.

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William E. Doyle, Jr. William E. Doyle, Jr.	President and Chief Executive Officer and Director (principal executive officer)	March 30, 2005
/s/ Beverly A. Adams Beverly A. Adams	Vice President and Chief Financial Officer (principal financial officer)	March 30, 2005
/s/ Irving J. Arnold Irving J. Arnold	Director	March 30, 2005
William D. Coleburn	Director	March 30, 2005
J.M.H. Irby	Director	March 30, 2005
/s/ Roy C. Jenkins, Jr. Roy C. Jenkins, Jr.	Director	March 30, 2005
/s/ Joseph F. Morrissette Joseph F. Morrissette	Director	March 30, 2005
E. Walter Newman	Director	March 30, 2005
JoAnne Scott Webb	Director	March 30, 2005
/s/ Samuel H. West Samuel H. West	Director	March 30, 2005
/s/ Jerome A. Wilson, III Jerome A. Wilson, III	Director	March 30, 2005

EXHIBIT INDEX

Exhibit No.

Description

3.1

Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (filed herewith)

3.2

Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed February 6, 2004).

10.1

Employment Agreement dated as of February 14, 2005 between the Company and William E. Doyle, Jr. (filed herewith).

21.1

Subsidiary of the Company (filed herewith).

31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) (filed herewith).

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

32.2

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

35