Form 10-Q
period 2005-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2005-05-16
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

2,440,750 shares of common stock, par value of $.50 per share,

outstanding as of  May 8, 2005.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

INDEX

Part I.    Financial Information

      Page No.

Item 1.

      Financial Statements

Consolidated Balance Sheets

 3

Consolidated Statements of Income

 4

Consolidated Statements of Changes in Stockholders’ Equity

 5

Consolidated Statements of Cash Flows

 6

Notes to Interim Consolidated Financial Statements

 7

 Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

12

 Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

 Item 4.

Controls and Procedures

15

Part II.     Other Information

Item 1.

Legal Proceedings

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

      Other Information

16

Item 6.

Exhibits

16

Signatures

17

Part I.  Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004
Assets	(Unaudited)

Cash and due from banks	$ 7,988	$ 8,419
Interest-bearing deposits in banks	55	1,557
Federal funds sold	4,713	11,604
Securities available for sale, at fair market value	46,124	46,364
Restricted securities	648	631
Loans, net of allowance for loan losses of $1,828
and $2,740	194,992	195,498
Premises and equipment, net	7,313	7,427
Accrued interest receivable	1,580	1,509
Other assets	8,504	7,985

Total assets	$ 271,917	$ 280,994

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 34,484	$ 35,125
Interest-bearing	203,189	211,838
Total deposits	$ 237,673	$ 246,963
Accrued interest payable	700	675
Accrued expenses and other liabilities	1,189	903
Total liabilities	$ 239,562	$ 248,541

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 2,500,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	31,700	31,358
Accumulated other comprehensive income (loss), net	(615)	(174)
Total stockholders' equity	$ 32,355	$ 32,453

Total liabilities and stockholders' equity	$ 271,917	$ 280,994

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest and Dividend Income
Loans, including fees	$ 3,019	$ 2,628
Investment securities:
Taxable	307	366
Exempt from federal income taxes	134	153
Dividends	6	13
Federal Funds sold	52	20
Other	7	53

Total interest and dividend income	$ 3,525	$ 3,233

Interest Expense
Deposits	$ 964	$ 897
Total interest expense	$ 964	$ 897
Net interest income	$ 2,561	$ 2,336
Provision for loan losses	145	-

Net interest income after provision
for loan losses	$ 2,416	$ 2,336

Noninterest Income
Service charges on deposit accounts	$ 306	$ 195
Net gain on sales and calls of securities	-	27
Net gain on sales of loans	13	-
Net gain (loss) on sale of other real estate owned	(3)	-
Income from bank owned life insurance	60	71
Other	99	65
Total noninterest income	$ 475	$ 358

Noninterest Expense
Salaries and employee benefits	$ 1,102	$ 1,080
Net occupancy expense	105	64
Equipment expense	203	206
Other	533	482
Total noninterest expense	$ 1,943	$ 1,832

Income before income taxes	$ 948	$ 862

Income taxes	239	167

Net income	$ 709	$ 695

Earnings per share, basic and diluted	$ 0.29	$ 0.28

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2003	$ 1,224	$ 193	$ 30,620	$ 38		$ 32,075
Comprehensive income:
Net income	-	-	695	-	$ 695	695
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	-	$ (18)	-
Total comprehensive income	-	-	-	543	$ 543	543
					$ 1,238
Cash dividends	-	-	(340)	-		(340)
Balance at March 31, 2004	$ 1,224	$ 193	$ 30,975	$ (581)		$ 32,973

Balance at December 31, 2004	$ 1,220	$ 49	$ 31,358	$ (174)		$ 32,453
Comprehensive income:
Net income	-	-	709	-	$ 709	709
Other comprehensive income:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(441)	(441)	(441)
Total comprehensive income	-	-	-	-	$ 268	-
Cash dividends	-	-	(366)	-		(366)
Balance at March 31, 2005	$ 1,220	$ 49	$ 31,701	$ (615)		$ 32,355

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 709	$ 695
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	174	137
Provision for loan losses	145	- -
Net gain on sales and calls of securities	- -	(27)
Net (gain)loss on sales of loans	(13)	- -
Origination of loans held for sale	(959)	- -
Proceeds from sales of loans	1,047	- -
Net (gain) loss on sale of OREO	3	- -
Net amortization of securities	26	35
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(71)	- -
(Increase) decrease in other assets	(461)	(47)
(Increase) decrease in OREO	(182)	- -
(Increase) decrease in accrued interest payable	(25)	- -
Increase(decrease) in accrued expenses and other liabilities	286	196
Net cash provided by operating activities	$ 679	$ 989
Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 0	$ 9,491
Maturities and prepayments	545	3,385
Purchases	(1,000)	(7,490)
(Purchase) redemption of restricted securities	(16)	173
Net decrease (increase) in loans	286	(5,098)
Purchases of land, premises and equipment	(60)	(314)
Proceeds from sale of other real estate owned	32	- -
Net cash provided by investing activities	$ (213)	$ 147
Cash Flows from Financing Activities
Net (decrease) in deposits	$ (9,290)	$ (141)
Dividends paid	- -	(340)
Net cash (used in) financing activities	$ (9,290)	$ (481)
Net increase (decrease) in cash and cash equivalents	$ (8,824)	$ 655
Cash and Cash Equivalents
Beginning of period	$ 21,580	$ 20,228
End of period	$ 12,756	$ 20,883
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 939	$ 956
Income taxes	$ - -	$ - -
Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	182	- -
Unrealized gains (losses) on securities available for sale	$ (668)	$ 823
See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2005 and 2004, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2005.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of March 31, 2005, there were 111 full-time employees on the payroll.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

       Securities available for sale are summarized below:

	March 31, 2005
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$19,441	$ - -	$(620)	$18,821
State and municipal	16,131	129	(195)	16,065
Mortgage-backed	7,816	12	(120)	7,708
Corporate	3,668	-	(138)	3,530
	$47,056	$141	$(1,073)	$46,124

(Dollars in thousands)	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 18,434	$ 6	$ (299)	$ 18,141
State and municipal	16,134	246	(120)	16,260
Mortgage-backed	8,378	22	(57)	8,343
Corporate	3,682	- -	(62)	3,620
	$ 46,628	$ 274	$ (538)	$ 46,364

Information pertaining to securities with gross unrealized losses at March 31, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 10,194	$ (244)	$ 7,620	$ (376)
State and municipal	2,652	(66)	4,059	(129)
Mortgage-backed	5,245	(70)	2,158	(50)
Corporate	2,266	(80)	1,264	(58)
Total temporarily
impaired securities	$ 20,357	$ (460)	$ 15,101	$ (613)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2004	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 6,917	$ (89)	$ 6,790	$ (210)
State and municipal	3,101	(73)	2,294	(47)
Mortgage-backed	4,486	(29)	1,448	(28)
Corporate	2,322	(30)	1,298	(32)
Total temporarily
impaired securities	$ 16,826	$ (221)	$ 11,830	$ (317)

Note  3.

Loans

The loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Mortgage loans on real estate:
Commercial	$ 52,231	$ 50,624
Residential 1-4 family	91,732	93,002
Construction	11,533	10,767
Total real estate loans	$ 155,496	$ 154,393
Commercial loans	23,949	26,464
Consumer	17,375	17,381
Total loans	$ 196,820	$ 198,238
Less: allowance for loan losses	1,828	2,740
Loans, net	$ 194,992	$ 195,498

The Company had $1 million in non-performing loans at March 31, 2005.

Note 4.

 Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2005	December 31, 2004
Balance, beginning	$ 2,740	$ 2,925
Provision for loan losses	145	703
Loans charged off	(1,082)	(468)
Recoveries of loans previously charged off	25	134
Balance, ending	$ 1,828	$ 2,740

The following is a summary of impaired loans:

March 31

December 31

(Dollars in Thousands)

   2005

      2004

Impaired loans with a valuation allowance	$ 723	$ 1,705
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 723	$ 1,705

Valuation allowance related to impaired loans	$ 260	$ 1,032

Average investment in impaired loans	$ 1,457	$ 2,690

Interest income recognized	$ - -	$ - -

Non-accrual loans excluded from the impairment disclosure above under SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”) totaled $291,512 and $483,534 at March 31, 2005 and December 31, 2004, respectively.  Income on non-accrual and impaired loans under the original terms would have been approximately $64,016 and $55,792 for March 31, 2005 and December 31, 2004, respectively.

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the three months ended March 31, 2005 and 2,448,000 shares for the three months ended March 31, 2004.

Note 6.

Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2005 and 2004 were as follows:

(Dollars in thousands)	Pension Benefits
	2005	2004

Service cost	$ 53	$ 53
Interest cost	39	39
Expected return on plan assets	(41)	(41)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	24	23
Net periodic benefit cost	$ 51	$ 50

The Company made its required 2005 fiscal year contribution to the pension plan in December 2004 in the amount of $252,000 and anticipates making the 2006 contribution in December 2005.   The Company estimates this contribution to be approximately $250,000.  The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the calendar year in which it makes pension plan contributions.

Note 7.

Recent Accounting Pronouncements

 On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the Securities and Exchange Commission (SEC) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of Citizens Bancorp of Virginia, Inc. (the Company).  This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report.

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

 The Company evaluates various loans individually for impairment as required by Statement of Financial   Accounting Standards (SFAS) No.  114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of l oans that have similar characteristics.

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

OVERVIEW AND FINANCIAL CONDITION

General

Total assets for the Company decreased to $271.9 million at March 31, 2005 compared to $281.0 million at December 31, 2004, representing a decrease of $9.1 million or 3.2%.   Total loans at March 31, 2005 were $195.0 million, a decrease of $500,000 from the December 31, 2004 amount of $195.5 million. Net loans as a percent of total assets were 71.7% at March 31, 2005 as compared to 69.6% at December 31, 2004, while the federal funds and overnight funds positions decreased $8.4 million from $13.2 million at December 31, 2004 to $4.8 million at March 31, 2005, a decrease of 63.6%.

Total deposits of $237.7 million at March 31, 2005 represented a decrease of $9.3 million from $247.0 million at December 31, 2004.  Total certificates of deposit at March 31, 2005 were $126.1 million, down $7.7 million during the three months ended March 31, 2005 as the result of the repayment of $7.9 million in public funds CDs.

Stockholders’ equity was $32.4 million at March 31, 2005 compared to $32.5 million at December 31, 2004.    The book value per common share was $13.26 at March 31, 2005 compared to $13.30 at December 31, 2004.

The Company reported net income for the three months ended March 31, 2005 of $709,000 or $.29 per share compared to $695,000 or $.28 per share for the first three months of 2004.  Annualized returns on average assets and equity for the three months ended March 31, 2005 were 1.02% and 8.63%, respectively, compared to 1.03% and 8.61% for the same period in 2004.

Financial Accounting Standards Board Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income (loss), net” in the Stockholders’ Equity section of the Consolidated Balance Sheet and was an unrealized loss of $615,000 at March 31, 2005, an increase of $441 thousand over the net unrealized loss of $174,000 from December 31, 2004.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $2.6 million for the three months ended March 31, 2005 compared to $2.3 million for the same period in 2004.  In previous quarters, the Company reported a decrease in net interest income due to continued tightening in its net interest margin.  More recent quarterly comparisons indicated that this trend had stopped as is now reflected in the current year versus prior year comparison.  This shift is primarily attributed to interest income from loans which were funded with sales of lower yielding investments as well as funds from low cost deposits, increased non-interest bearing and low-cost transactional deposits.

Two major components of net interest income are interest income on loans and interest expense on deposits. Interest income on loans increased $391,000 for the three months ended March 31, 2005 compared to the prior year.   Interest and dividend income on investment securities and overnight funds declined by $99,000 for the same period, for a total change in interest income of $292,000.   Interest expense on deposits increased $67,000 for the three months ended March 31, 2005.   Overall, this produces an increase of $225,000 in the total net interest income for the period when compared to the same period in 2004.

Non-interest Income

Non-interest income increased 32.7% to $475,000 for the first three months of 2005 compared to $358,000 for the same period in 2004 as a result of changes in the following components:

(In thousands)	Three months ended
Noninterest Income	March 31, 2005	March 31, 2004	% Change
Service charges on deposit accounts	$ 306	$ 195	56.9%
Net gain on sales and calls of securities	- -	27	-51.9%
Net gain on sales of loans	13	- -	100.0%
Net gain (loss) on sale of other real estate owned	(3)	- -	-100.0%
Income from bank owned life insurance	60	71	-15.5%
Other	99	65	52.3%
Total noninterest income	$ 475	$ 358	32.7%

•

Service charges on deposit accounts income increased 56.9% or $111,000 primarily as the result of an automatic overdraft program implemented by the Company in mid-May 2004.

•

Other operating income increased $34,000 primarily due to an increase in title company dividends, ATM fees and other fees charged.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $1.9 million for the first three months of 2005 compared to $1.8 million for the same period in 2004, an increase of $111,000.  The following table outlines the changes in its components:

(In thousands)	Three months ended
Noninterest Expense	March 31, 2005	March 31, 2004	% Change
Salaries and employee benefits	$ 1,102	$ 1,080	2.0%
Net occupancy expense	105	64	64.1%
Equipment expense	203	206	-1.5%
Other	533	482	10.6%
Total noninterest expense	$ 1,943	$ 1,832	6.1%

•

Salaries and benefits increased $22,000 as a result of increased salary expense attributed to additional staffing for branch expansion and benefit expense increases from enhanced medical insurance benefits for the employees.

•

Net occupancy expense increased $41,000 as the result of continued branch expansion combined with the Company’s ongoing initiatives to   update its technology to improve services to its customers.

•

Other operating expenses increased $51,000 as a result of expenses related to compliance with the Sarbanes-Oxley Act of 2002 and related regulations and other professional services.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2005 was $1.8 million compared to $2.7 million at December 31, 2004.  The allowance for loan losses was 0.93% of total loans outstanding at March 31, 2005 compared to 1.38% of total loans outstanding at December 31, 2004, a decrease of 32.6%. Previously, the Company reported that the allowance for loan losses had increased primarily as the result of deterioration in two large commercial credits.   During the quarter ended March 31, 2005, both commercial credits continued to deteriorate resulting in foreclosure and partial charge-off for one credit and complete charge-off for the other.   These charge-offs totaled $1.0 million, resulting in a decrease in the allowance for loan loss.  After considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans and related factors, management felt that the allowance for loan losses was adequate.  Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2005.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

The Company had $1.0 million in non-performing loans at March 31, 2005 compared to $ 2.7 million at March 31, 2004, a decrease of $1.7 million or 63.0%.

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

Capital Resources

Stockholders’ equity at March 31, 2005 and December 31, 2004 was $32.4 million and $32.5 million, respectively.  Total common shares outstanding at March 31, 2005 and March 31, 2004 were 2,440,750 and 2,448,000, respectively.

At March 31, 2005, the Company’s Tier 1 and total risk-based capital ratios were 18.4% and 19.5%, respectively, compared to 18.2% and 19.4% at December 31, 2004.  The Company’s leverage ratio was        11.8% at March 31, 2005 compared to 11.6% at December 31, 2004.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”) as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•

successfully manage the Company’s growth and implement its growth strategies:

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

There have been no changes that would significantly alter the disclosure previously reported as of December 31, 2004.  For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.

Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Except as set forth below, there are no material pending legal proceedings, other that ordinary routine litigation incidental to the business, to which the Company or the Bank is a party or of which any of their property is the subject.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company and Mark C. Riley, its former President and Chief Executive Officer, have been parties to two lawsuits filed against each other.  In May 2005, the Company and Mr. Riley agreed to settle these lawsuits.  The terms of the settlement are confidential, and payments from the Company to Mr. Riley will be covered by insurance held by the Company.  As a result, the settlement will have no financial impact on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2005.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

    (Registrant)

Date:

May 16, 2005

/s/ William E. Doyle, Jr.

William E. Doyle, Jr.

President and Chief Executive Officer

Date:

May 16, 2005

/s/ Ronald E. Baron

Ronald E. Baron

Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1

Rule 13a-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a) Certification of Principal Financial Officer

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2

Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350