Form 10-Q
period 2005-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2005-08-15
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

2,440,750 shares of common stock, par value of $.50 per share,

outstanding as of  August 2, 2005.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

INDEX

Part I.    Financial Information

      Page No.

Item 1.

      Financial Statements

Consolidated Balance Sheets

 3

Consolidated Statements of Income

 4

Consolidated Statements of Changes in Stockholders’ Equity

 5

Consolidated Statements of Cash Flows

 6

Notes to Interim Consolidated Financial Statements

 7

 Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

11

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk

17

 Item 4.       Controls and Procedures

17

Part II.     Other Information

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

      Other Information

18

Item 6.

Exhibits

18

Signatures

19

Part I.  Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets	(Unaudited)

Cash and due from banks	$ 7,498	$ 8,419
Interest-bearing deposits in banks	62	1,557
Federal funds sold	4,750	11,604
Securities available for sale, at fair market value	47,555	46,364
Restricted securities	648	631
Loans, net of allowance for loan losses of $1,929
and $2,740	195,067	195,498
Premises and equipment, net	7,304	7,427
Accrued interest receivable	1,677	1,509
Other assets	8,366	7,985

Total assets	$ 272,927	$ 280,994

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 36,942	$ 35,125
Interest-bearing	199,684	210,574
Total deposits	$ 236,626	$ 245,699

Short-term borrowings	$ 1,272	$ 1,264
Accrued interest payable	852	675
Accrued expenses and other liabilities	1,096	903
Total liabilities	$ 239,846	$ 248,541

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	32,020	31,358
Accumulated other comprehensive (loss), net	(208)	(174)
Total stockholders' equity	$ 33,081	$ 32,453

Total liabilities and stockholders' equity	$ 272,927	$ 280,994

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$ 6,053	$ 5,422	$ 3,034	$ 2,794
Investment securities:
Taxable	617	723	310	335
Exempt from federal income taxes	266	363	132	179
Dividends	13	24	7	11
Federal Funds sold	92	43	40	25
Other	8	5	1	3

Total interest and dividend income	$ 7,049	$ 6,580	$ 3,524	$ 3,347

Interest Expense
Deposits	$ 1,944	$ 1,759	$ 988	$ 865
Short-term borrowings	15	5	7	2
Total interest expense	$ 1,959	$ 1,764	$ 995	$ 867
Net interest income	$ 5,090	$ 4,816	$ 2,529	$ 2,480
Provision for loan losses	196	25	51	25

Net interest income after provision
for loan losses	$ 4,894	$ 4,791	$ 2,478	$ 2,455

Noninterest Income
Service charges on deposit accounts	$ 638	$ 481	$ 332	$ 286
Net gain on sales and calls of securities	-	91	-	64
Net gain on sales of loans	33	-	20	-
Net gain (loss) on sale of other real estate owned	(2)	-	1	-
Income from bank owned life insurance	127	133	67	62
Other	204	179	105	114
Total noninterest income	$ 1,000	$ 884	$ 525	$ 526

Noninterest Expense
Salaries and employee benefits	$ 2,248	$ 2,231	$ 1,146	$ 1,151
Net occupancy expense	217	150	112	86
Equipment expense	407	402	204	196
Other	1,166	1,033	633	551
Total noninterest expense	$ 4,038	$ 3,816	$ 2,095	$ 1,984

Income before income taxes	$ 1,856	$ 1,859	$ 908	$ 997

Income taxes	462	382	223	215

Net income	$ 1,394	$ 1,477	$ 685	$ 782

Earnings per share, basic and diluted	$ 0.57	$ 0.60	$ 0.28	$ 0.32
Dividends per share	.30	.41	.15	.14

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2003	$ 1,224	$ 193	$ 30,620	$ 38		$ 32,075
Comprehensive income:
Net income	-	-	1,477	-	$ 1,477	1,477
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(853)	(853)	(853)
Total comprehensive income	-	-	-		$ 624
Shares repurchased	(1)	(29)				(30)

Cash dividends	-	-	(1,003)	-		(1,003)
Balance at June 30, 2004	$ 1,223	$ 164	$ 31,094	$ (815)		$ 31,666

Balance at December 31, 2004	$ 1,220	$ 49	$ 31,358	$ (174)		$ 32,453
Comprehensive income:
Net income	-	-	1,394	-	$ 1,394	1,394
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(34)	(34)	(34)
Total comprehensive income	-	-	-	-	$ 1,360	-
Cash dividends	-	-	(732)	-		(732)
Balance at June 30, 2005	$ 1,220	$ 49	$ 32,020	$ (208)		$ 33,081

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 1,394	$ 1,477
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	370	281
Provision for loan losses	196	25
Net (gain) on sales and calls of securities	- -	(91)
Net loss on sale of OREO	2	- -
Net amortization of securities	56	70
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(168)	(154)
(Increase) in other assets	(327)	(548)
Increase in accrued interest payable	177	- -
Increase in accrued expenses and other liabilities	193	955
Net cash provided by operating activities	$ 1,893	$ 2,015
Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ - -	$ 14,192
Maturities and prepayments	1,212	2,738
Purchases	(2,510)	(9,216)
(Purchase) redemption of restricted securities	(17)	173
Net decrease (increase) in loans	135	(11,655)
Purchases of land, premises and equipment	(247)	(954)
Proceeds from sale of other real estate owned	61	- -
Net cash (used in) investing activities	$ (1,366)	$ (4,722)
Cash Flows from Financing Activities
Net (decrease) in deposits	$ (9073)	$ 1,392
Net (decrease) in short-term borrowings	8	1,086
Repurchase of common stock	- -	(30)
Dividends paid	(732)	(660)
Net cash (used in) financing activities	$ (9,797)	$ 1,788
Net (decrease) in cash and cash equivalents	$ (9,270)	$ (919)
Cash and Cash Equivalents
Beginning of period	$ 21,580	$ 20,228
End of period	$ 12,310	$ 19,309
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 1,781	$ 1,789
Income taxes	$ 476	$ 80
Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	100	- -
Unrealized (losses) on securities available for sale	$ (51)	$ (1,292)
See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2005 and 2004, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2005.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizen s Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of June 30, 2005, the Bank had 111 full-time equivalent employees.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

       Securities available for sale are summarized below:

	June 30, 2005
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,437	$ - -	$ (246)	$ 19,191
State and municipal	16,127	162	(104)	16,185
Mortgage-backed	8,652	15	(68)	8,599
Corporate	3,654	-	(74)	3,580
	$ 7,870	$ 177	$ (492)	$ 47,555

(Dollars in thousands)	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 18,434	$ 6	$ (299)	$ 18,141
State and municipal	16,134	246	(120)	16,260
Mortgage-backed	8,378	22	(57)	8,343
Corporate	3,682	- -	(62)	3,620
	$ 46,628	$ 274	$ (538)	$ 46,364

Information pertaining to securities with gross unrealized losses at June 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 8,636	$ (67)	$ 9,838	$ (179)
State and municipal	2,160	(10)	3,138	(94)
Mortgage-backed	1,528	(12)	4,118	(55)
Corporate	997	(22)	2,040	(53)
Total temporarily
impaired securities	$ 13,321	$ (111)	$ 19,134	$ (381)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2004	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 6,917	$ (89)	$ 6,790	$ (210)
State and municipal	3,101	(73)	2,294	(47)
Mortgage-backed	4,486	(29)	1,448	(28)
Corporate	2,322	(30)	1,298	(32)
Total temporarily
impaired securities	$ 16,826	$ (221)	$ 11,830	$ (317)

Note  3.

Loans

The loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Mortgage loans on real estate:
Commercial	$ 53,150	$ 50,624
Residential 1-4 family	91,633	93,002
Construction	9,894	10,767
Total real estate loans	$ 154,677	$ 154,393
Commercial loans	24,595	26,464
Consumer	17,724	17,381
Total loans	$ 196,996	$ 198,238
Less: Allowance for Loan Losses	1,929	2,740
Loans, net	$ 195,067	$ 195,498

The Company had $1.6 million in non-performing loans at June 30, 2005, as compared to $2.2 million at December 31, 2004.

Note 4.

Allowance for Loan Losses

The following is a summary of transactions in the Allowance for Loan Losses:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2005	December 31, 2004
Balance, beginning	$ 2,740	$ 2,371
Provision for loan losses	196	703
Loans charged off	(1,088)	(468)
Recoveries of loans previously charged off	81	134
Balance, ending	$ 1,929	$ 2,740

The following is a summary of impaired loans at the dates indicated:

(Dollars in Thousands)	June 30	December 31
	2005	2004
Impaired loans with a valuation allowance	$ 722	$ 1,705
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 722	$ 1,705
Valuation allowance related to impaired loans	$ 252	$ 1,032
Average investment in impaired loans	$ 1,255	$ 2,690
Interest income recognized	$ 5	$ - -

Non-accrual loans excluded from the impairment disclosure above under SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”) totaled $835,989 and $483,534 at June 30, 2005 and December 31, 2004, respectively.  Income on non-accrual and impaired loans under the original terms would have been approximately $83,626 and $55,792 for June 30, 2005 and December 31, 2004, respectively.

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the six months ended June 30, 2005 and 2,447,670 shares for the six months ended June 30, 2004.

Note 6.

Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the six months ended June 30, 2005 and 2004 were as follows:

(Dollars in thousands)	Pension Benefits
	2005	2004

Service cost	$ 135	$ 106
Interest cost	91	78
Expected return on plan assets	(98)	(82)
Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	46	47
Net periodic benefit cost	$ 126	$ 101

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

Note 7.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the Securities and Exchange Commission (“SEC”) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

In November 2003, the Emerging Issues Task Force (“EITF” or “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue. In November 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

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

The Company conducts the general business of a commercial bank, offering traditional lending and deposit products to businesses and individuals.  Revenue is generated primarily from interest income received on loans and investments, as well as fee income from services provided and other miscellaneous sources.  This income is primarily offset by interest paid on deposits and borrowed funds, provision for loan losses, and other operating expenses such as salaries and employee benefits, occupancy expense and other miscellaneous expenses.

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

On April 15, 2005 the Bank opened its tenth full-service office at 497 South Park Circle in Colonial Heights, Virginia.  Complete with a 24-hour drive-up ATM, this office is the Bank’s second office located in the Chesterfield County-Colonial Heights region.  Similar to the Bank’s other offices, the Colonial Heights branch offers loan and deposit products to meet the needs of individuals, and small and medium sized businesses.

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”) as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

·

successfully manage the Company’s growth and implement its growth strategies:

·

continue to attract low cost core deposits to fund asset growth;

·

maintain capital levels adequate to support the Company’s growth;

·

maintain cost controls and asset qualities as the Company opens or acquires new branches;

·

rely on the Company’s management team, including its ability to attract and retain key personnel;

·

successfully manage interest rate risk;

·

respond to or anticipate changes in general economic and business conditions in the Company’s market area;

·

manage changes in interest rates and interest rate policies;

·

manage and monitor risks inherent in making loans such as repayment risks and fluctuating collateral values;

·

compete with other banks and financial institutions and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

·

respond to demand, development and acceptance of new products and services;

·

handle problems with technology utilized by the Company;

·

plan for changing trends in customer profiles and behavior; and

·

monitor and manage changes in banking and other laws and regulations applicable to the Company.

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

CRITICAL ACCOUNTING POLICIES

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets for the Company were $272.9 million at June 30, 2005 compared to $281.0 million at December 31, 2004, representing a decrease of $8.1 million, or 2.9%.  The reduction in assets was chiefly related to the elimination of volatile, non-core deposit balances, as discussed below.   Total loans at June 30, 2005 were $195.1 million, a decrease of $400,000 from the December 31, 2004 amount of $195.5 million.  Net loans as a percent of total assets were 71.2% at June 30, 2005 as compared to 69.6% at December 31, 2004.  Cash balances and federal funds sold totaled $12.3 million, which is a decrease of $9.3 million from $21.6 million at December 31, 2004.  The Board and Management adopted a change to the liquidity policy during the second quarter that allows the reduction of overnight balances and the redeployment of these dollars into higher yielding investments and loans.

The allowance for loan losses at June 30, 2005 was $1.9 million compared to $2.7 million at December 31, 2004. The allowance for loan losses was 0.98% of total loans outstanding at June 30, 2005 compared to 1.38% of total loans outstanding at December 31, 2004, a decrease of 29.6%. Previously, the Company reported that the allowance for loan losses had increased primarily as the result of deterioration in two large commercial credits.   During the quarter ended March 31, 2005, both commercial credits continued to deteriorate resulting in an insubstance foreclosure and partial charge-off for one credit and complete charge-off for the other. These charge-offs totaled $1.0 million, resulting in a decrease in the allowance for loan losses.  After considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans and related factors, management felt that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2005.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Total deposits of $236.6 million at June 30, 2005 represented a decrease of $9.1 million from $245.7 million at December 31, 2004.  Controlling the Bank’s cost of funds is a critical management focus during the current period when short-term interest rates continue to rise.  One avenue to achieve this is to reduce or eliminate volatile, non-core time deposits.  During the first six months of 2005, $12.6 million in of these deposits were allowed to mature and were not renewed.  Of this amount $7.9 million were in the form of public funds.  Total certificates of deposit at June 30, 2005 were $125.0 million, down $8.8 million from December 31, 2004 when the total was $135.0 million.  Demand deposits, MMDA and Savings accounts totaled $111.6 million reflecting growth for the first half of 2005 both in numbers of relationships and an increase in balances of $917 thousand; when compared to December 31, 2004.

Stockholders’ equity was $33.1 million at June 30, 2005 compared to $32.5 million at December 31, 2004.    The book value per common share was $13.55 at June 30, 2005 compared to $13.30 at December 31, 2004.  Financial Accounting Standards Board Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Stockholders’ Equity section of the Consolidated Balance Sheet and was an unrealized loss of $208,000 at June 30, 2005, an increase of $34 thousand over the net unrealized loss of $174,000 from December 31, 2004.

Results of Operations

Management utilized the first half of 2005 to expand the branching network by opening the Bank’s tenth full-service office, and strengthening its staffing resources with new hires and training programs for existing staff.  The Company reported net income for the six months ended June 30, 2005 of $1,394,000 or $.57 per share compared to $1,477,000 or $.60 per share for the first six months of 2004.  Annualized returns on average assets and equity for the six months ended June 30, 2005 were 1.02% and 8.54%, respectively, compared to 1.10% and 9.18% for the same period in 2004.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $5.1 million for the six months ended June 30, 2005 compared to $4.8 million for the same period in 2004, or a 6.25% improvement. Loan production for the first half of 2005 could be characterized as steady with the local economy continuing on a firm footing and new customer relationships being expanded in new and existing markets.   However, loan balances from December 31, 2004 to June 30, 2005 were nearly unchanged in part because loan pay offs amounted to $24.1 million for the six month period.  On average, earning assets increased approximately $4.3 million over the year-ago period, and yields were better by 30 basis points at 5.63% for the first six months of 2005 versus 5.33% for the first six months of 2004.  This improvement is due in part to the rise in short-term interest rates and loans repricing at higher rates.  Average balances of overnight funds, such as Federal Funds Sold, are expected to be lower during the second half of the year as funds are more aggressively deployed into loans or investment securities.  Interest-bearing deposits averaged approximately $3.1 million higher than the first six months of 2004 at $206.3 million versus $203.2 million.  Interest cost on deposits and borrowed money totaled $1.9 million for the first half of 2005 or $194 thousand higher than the same period in 2004.  Despite the Federal Reserve’s increases in short-term rates of approximately 200 basis points over the last year, interest cost rose only 17 basis points to 1.90% in the first six months of 2005 as compared to 1.73% for the same period in 2004.  The Bank’s emphasis on attracting lower cost deposits is expected to continue to have a favorable impact on the net interest margin for the rest of 2005.  The net interest margin, year to date through June 30, 2005, was 4.06% as compared to 3.90% for the same period in 2004.

Provision for loan losses

The provision for loan losses for the first six months of 2005 amounted to $196 thousand or $171 thousand greater than the year-ago period.  In the first quarter of 2005, two commercial credits were charged off and the Bank made an additional provision of $94 thousand in conjunction with this event.  In the first half of 2005, the Bank has provided $17 thousand a month to the allowance for loan losses.  This is $77 thousand greater than the $25 thousand provided in the first six months of 2004.  Loan charge-offs were $1.1 million for the first six months of 2005, almost all of which was in the first quarter of the year.  This compares to $375 thousand in loan charge-offs for the same period in 2004.  Management anticipates adjusting the monthly provision up or down, as conditions and loan growth dictate.  Asset quality remains strong with 65 loans delinquent 31 days or greater, having an outstanding balance of $2.4 million at June 30, 2005, versus 78 loans with an outstanding balance of $1.9 million at June 30, 2004.  Criticized assets at June 30, 2005 totaled $3.8 million, which is a decrease of $595 thousand from the $4.4 million at June 30, 2004.   Criticized assets consist of  loans that show signs of potentially defaulting on the original loan agreement as a result of late payments, deteriorating credit conditions or impairment of loan collateral.

Non-interest Income

Non-interest income increased 13.05% to $1.0 million for the first six months of 2005 compared to $884 thousand for the same period in 2004 as a result of changes in the following components:

(In thousands)	Six months ended
Non-interest Income	June 30, 2005	June 30, 2004	% Change
Service charges on deposit accounts	$ 638	$ 481	32.6%
Net gain on sales and calls of securities	- -	91	n/a
Net gain on sales of loans	33	- -	n/a
Net gain (loss) on sale of other real estate owned	(2)	- -	n/a
Income from bank owned life insurance	127	133	-4.5%
Other operating income	204	179	13.9%
Total Non-interest income	$ 1,000	$ 884	13.1%

·

Service charges on deposit accounts income increased 32.6% or $157,000.  The increase in new deposit accounts and a full six months of the automatic overdraft program in 2005 was the major reason for the increase over the same period in 2004.

·

Net gain on sale of loans.  The Bank began in the later part of 2004 to implement the sale of fixed-rate residential mortgages into the secondary market.  This has benefited the Bank by being able to offer loans preferred by some customers while mitigating the Bank’s exposure to interest rate risk, which would result from holding onto long-term fixed-rate loans.

·

Other operating income increased $25,000 primarily due to an increase in title company dividends, ATM fees and other service fees.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $4.0 million for the first six months of 2005 compared to $3.8 million for the same period in 2004, an increase of $222 thousand.  The majority of the increase in costs for the comparative period was the result of salary increases over 2004 and the additional costs associated with the two new banking offices.  The Chester Office was opened in the later part of the June 2004 and costs for 2005 reflect a full six months of operation.  Meanwhile, the Colonial Heights Office opened on April 15, 2005.

The following table outlines the changes in its components:

(In thousands)	Six months ended
Non-interest Expense	June 30, 2005	June 30, 2004	% Change
Salaries and employee benefits	$ 2,248	$ 2,231.76%
Net occupancy expense	217	150	44.7%
Equipment expense	407	402	-1.2%
Other operating expenses	1,166	1,033	12.9%
Total Non-interest expense	$ 4,038	$ 3,816	5.8%

·

Salaries and employee benefits increased $17,000 as a result of increased salary expense attributed to additional staffing for branch expansion and benefit expense increases from enhanced medical insurance benefits for the employees.

·

Net occupancy expense increased $67,000 as the result of continued branch expansion combined with the Company’s ongoing initiatives to   update its technology to improve services to its customers.

·

Other operating expenses increased $133,000 due in part to the operations of the new branch facilities, expenses related to compliance with the Sarbanes-Oxley Act of 2002 and related regulations of approximately $56 thousand, and internet banking costs of nearly $37 thousand, for the service that began in 2005.

Income Taxes

The provision for income taxes for the first six months of 2005 totaled $462 thousand and it is based upon the results of operation for the period.  This compares to $382 thousand for the same period in 2004, or $80 thousand greater.  The tax provision considers the timing differences inherent between generally accepted accounting principals and tax regulations used in filing the Company’s income tax returns.  Temporary differences are recognized currently as deferred income tax assets or liabilities, as appropriate, and represent the difference between financial statement and income tax bases of assets and liabilities using the applicable marginal tax rate.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  A franchise tax is imposed based upon bank capital and the information is submitted to the Virginia Department of Taxation.  The Bank recorded a franchise tax of $96 thousand and $89 thousand for the six months ended June 30, 2005 and 2004, respectively.

Liquidity

The Company maintains its liquidity position through a number of avenues including: cash on hand, correspondent bank balances, investing in federal funds sold, maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta and at various correspondent banks.  The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis.  The Company considers its sources of liquidity to be ample to meet its estimated needs.

At June 30, 2005, the Company had available lines of credit totaling $82.4 million, with approximately $63 million of this amount available from the Federal Home Loan Bank of Atlanta.

Capital Resources

Stockholders’ equity at June 30, 2005 and December 31, 2004 was $33.1 million and $32.5 million, respectively.  Total common shares outstanding at June 30, 2005 and June 30, 2004 were 2,440,750 and 2,447,835 respectively.

At June 30, 2005, the Company’s Tier 1 and total risk-based capital ratios were 18.6% and 19.7%, respectively, compared to 18.2% and 19.4% at December 31, 2004.  The Company’s leverage ratio was 12.2% at June 30, 2005 compared to 11.6% at December 31, 2004.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Item 4.

Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other that ordinary routine litigation incidental to the business, to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the six months ended June 30, 2005.  The following is a summary indicating the status of the Stock Repurchase Plan from its inception:

Stock Repurchase Plan Summary

	Total	Weighted	Cumulative Number of	Remaining Number of
	Number of	Average Price	Shares Purchased	Shares Authorized
	Shares	Paid Per	From Inception of	To Be Purchased
	Purchased	Share	Repurchase Plan	Under the Repurchase Plan

Apr. 14 to Dec. 31, 2004	7,250	$ 20.34	7,250	115,150

Jan. 1 to June 30, 2005	NONE		7,250	115,150

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 18, 2005.   The Company had 2,440,750 shares outstanding and eligible to vote at the Annual Meeting.  The following Directors were elected by the shareholders at the Annual Meeting:

Nominees	Votes Received by Each Nominee	Votes Withheld for Each Nominee
Irving J. Arnold	1,748,265	57,925
William D. Coleburn	1,708,015	98,175
William E. Doyle, Jr.	1,763,895	42,295
Joseph M. H. Irby	1,774,465	31,725
Roy C. Jenkins, Jr.	1,748,140	58,050
Joseph F. Morrissette	1,780,365	25,825
E. Walter Newman, Jr.	1,697,935	108,255
Jo Anne S. Webb	1,746,565	59,625
Samuel H. West	1,748,315	57,875
Jerome A. Wilson, III	1,781,000	25,190

In addition, the shareholders ratified the selection of Yount, Hyde & Barbour, P.C. as independent public accountants for the Company for the fiscal year 2005 as follows:

FOR

1,798,650

AGAINST

1,725

ABSTAIN

5,815

Item 5.  Other Information

None

Item 6.  Exhibits

 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

    (Registrant)

Date:

August 15, 2005

/s/ Joseph M. H. Irby

Joseph M. H. Irby

President

Date:

August 15, 2005

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