Form 10-Q
period 2005-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2005-11-14
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,440,750 shares of common stock, par value of $.50 per share,

outstanding as of  November 10, 2005.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

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

                        17

 Item 4.       Controls and Procedures

                        17

Part II.     Other Information

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

      Other Information

18

Item 6.

Exhibits

18

Signatures

19

Part I.  Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets	(Unaudited)

Cash and due from banks	$ 9,127	$ 8,419
Interest-bearing deposits in banks	67	1,557
Federal funds sold	4,758	11,604
Securities available for sale, at fair market value	46,403	46,364
Restricted securities	684	631
Loans, net of allowance for loan losses of $1,995
and $2,740	199,478	195,498
Premises and equipment, net	7,187	7,427
Accrued interest receivable	1,734	1,509
Other assets	8,568	7,985

Total assets	$ 278,006	$ 280,994

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 34,717	$ 35,125
Interest-bearing	203,728	210,574
Total deposits	$ 238,445	$ 245,699

Short-term borrowings	$ 4,126	$ 1,264
Accrued interest payable	798	675
Accrued expenses and other liabilities	1,289	903
Total liabilities	$ 244,658	$ 248,541

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	32,479	31,358
Accumulated other comprehensive (loss), net	(400)	(174)
Total stockholders' equity	$ 33,348	$ 32,453

Total liabilities and stockholders' equity	$ 278,006	$ 280,994

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY Consolidated Statements of Income (Unaudited) (Dollars in thousands, except per share data)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$ 9,274	$ 8,285	$ 3,221	$ 2,863
Investment securities:
Taxable	954	969	337	343
Exempt from federal income taxes	397	443	131	85
Dividends	18	34	5	10
Federal Funds sold	119	77	27	30
Other	8	145	-	42

Total interest and dividend income	$ 10,770	$ 9,953	$ 3,721	$ 3,373

Interest Expense
Deposits	$ 3,018	$ 2,633	$ 1,074	$ 874
Short-term borrowings	33	8	18	3
Total interest expense	$ 3,051	$ 2,641	$ 1,092	$ 877
Net interest income	$ 7,719	$ 7,312	$ 2,629	$ 2,496
Provision for loan losses	208	40	12	15

Net interest income after provision
for loan losses	$ 7,511	$ 7,272	$ 2,617	$ 2,481

Noninterest Income
Service charges on deposit accounts	$ 959	$ 822	$ 321	$ 341
Net gain on sales and calls of securities	-	102	-	11
Net gain on sales of loans	41	-	8	-
Net gain (loss) on sale of other real estate owned	(2)	-	-	-
Income from bank owned life insurance	185	197	58	64
Other	331	301	127	122
Total noninterest income	$ 1,514	$ 1,422	$ 514	$ 538

Noninterest Expense
Salaries and employee benefits	$ 3,386	$ 3,390	$ 1,138	$ 1,159
Net occupancy expense	324	254	107	104
Equipment expense	605	636	198	234
Other	1,732	1,625	566	592
Total noninterest expense	$ 6,047	$ 5,905	$ 2,009	$ 2,089

Income before income taxes	$ 2,978	$ 2,789	$ 1,122	$ 930

Income taxes	758	611	296	229

Net income	$ 2,220	$ 2,178	$ 826	$ 701

Earnings per share, basic and diluted	$ 0.91	$ 0.89	$ 0.34	$ 0.29
Dividends per share	.45	.56	.15	.15

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2003	$ 1,224	$ 193	$ 30,620	$ 38		$ 32,075
Comprehensive income:
Net income	-	-	2,178	-	$ 2,178	2,178
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(7)	(7)	(7)
Total comprehensive income	-	-	-	-	$ 2,171	-
Shares repurchased	(2)	(68)	-	-		(70)

Cash dividends	-	-	(1,371)	-		(1,371)
Balance at September 30, 2004	$ 1,222	$ 125	$ 31,427	$ 31		$ 32,805

Balance at December 31, 2004	$ 1,220	$ 49	$ 31,358	$ (174)		$ 32,453
Comprehensive income:
Net income	-	-	2,220	-	$ 2,220	2,220
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(226)	(226)	(226)
Total comprehensive income	-	-	-	-	$ 1,994	-
Cash dividends	-	-	(1,099)	-		(1,099)
Balance at September 30, 2005	$ 1,220	$ 49	$ 32,479	$ (400)		$ 33,348

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 2,220	$ 2,178
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	555	480
Provision for loan losses	208	40
Net (gain) on sales and calls of securities	- -	(102)
Net loss on sale of OREO	2	- -
Net amortization of securities	79	104
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(225)	(146)
(Increase) in other assets	(536)	(594)
Increase in accrued interest payable	123	- -
Increase in accrued expenses and other liabilities	386	927
Net cash provided by operating activities	$ 2,812	$ 2,886
Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ - -	$ 17,260
Maturities and prepayments	2,056	3,586
Purchases	(2,510)	(8,905)
(Purchase) redemption of restricted securities	(52)	173
Net (increase) in loans	(4,189)	(17,772)
Purchases of land, premises and equipment	(316)	(1,169)
Proceeds from sale of other real estate owned	61	- -
Net cash (used in) investing activities	$ (4,950)	$ (6,827)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ (7,254)	$ 8,273
Net (decrease) in short-term borrowings	2,862	1,135
Repurchase of common stock	- -	(70)
Dividends paid	(1,098)	(1,004)
Net cash provided by (used in) financing activities	$ (5,490)	$ 8,335
Net increase (decrease) in cash and cash equivalents	$ (7,628)	$ 4,394
Cash and Cash Equivalents
Beginning of period	$ 21,580	$ 20,228
End of period	$ 13,952	$ 24,622
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 2,928	$ 2,738
Income taxes	$ 647	$ 80
Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	200	- -
Unrealized (losses) on securities available for sale	$ (343)	$ (11)
See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2005 and 2004, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2005.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on September 24, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of September 30, 2005, the Bank had 111 full-time equivalent employees.  The main office of the Bank is located in Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

       Securities available for sale are summarized below:

(Dollars in thousands)	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,434	$ - -	$ (406)	$ 19,028
State and municipal	16,133	111	(113)	16,131
Mortgage-backed	7,801	10	(108)	7,703
Corporate	3,640	-	(99)	3,541
	$ 47,008	$ 121	$ (726)	$ 46,403

(Dollars in thousands)	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 18,434	$ 6	$ (299)	$ 18,141
State and municipal	16,134	246	(120)	16,260
Mortgage-backed	8,378	22	(57)	8,343
Corporate	3,682	- -	(62)	3,620
	$ 46,628	$ 274	$ (538)	$ 46,364

Information pertaining to securities with gross unrealized losses at September 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 6,639	$ (74)	$ 12,387	$ (331)
State and municipal	1,431	(11)	3,633	(103)
Mortgage-backed	4,288	(38)	3,165	(70)
Corporate	1,022	(21)	2,518	(78)
Total temporarily
impaired securities	$ 13,380	$ (144)	$ 21,703	$ (582)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2004	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 6,917	$ (89)	$ 6,790	$ (210)
State and municipal	3,101	(73)	2,294	(47)
Mortgage-backed	4,486	(29)	1,448	(28)
Corporate	2,322	(30)	1,298	(32)
Total temporarily
impaired securities	$ 16,826	$ (221)	$ 11,830	$ (317)

The unrealized losses in the investment portfolio as of September 30, 2005 are considered temporary and are a result of general market fluctuations that occur daily.  The unrealized losses are from investment grade securities, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  Market prices change daily and are affected by conditions beyond the control of the Company.  Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company.  Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.  Since the Company has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note  3.

Loans

The loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Mortgage loans on real estate:
Commercial	$ 53,591	$ 50,624
Residential 1-4 family	94,489	93,002
Construction	10,542	10,767
Total real estate loans	$ 158,622	$ 154,393
Commercial loans	24,766	26,464
Consumer	18,085	17,381
Total loans	$ 201,473	$ 198,238
Less: Allowance for Loan Losses	1,995	2,740
Loans, net	$ 199,478	$ 195,498

The Company had $1.2 million in non-performing loans at September 30, 2005, as compared to $2.2 million at December 31, 2004.

Note 4.

 Allowance for Loan Losses

The following is a summary of transactions in the Allowance for Loan Losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2005	December 31, 2004
Balance, beginning	$ 2,740	$ 2,371
Provision for loan losses	228	703
Loans charged off	(1,342)	(468)
Recoveries of loans previously charged off	369	134
Balance, ending	$ 1,995	$ 2,740

The following is a summary of impaired loans at the dates indicated:

	September 30	December 31
(Dollars in Thousands)	2005	2004
Impaired loans with a valuation allowance	$ 1,150	$ 1,705
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 1,150	$ 1,705

Valuation allowance related to impaired loans	$ 336	$ 1,032

Average investment in impaired loans for nine months of 2005 and twelve months of 2004	$ 1,305	$ 2,690

Interest income recognized	$ 8	$ - -

Non-accrual loans, excluded from the impairment disclosure above, under the Statement of Financial Accounting Standard (“SFAS”) No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”), totaled $75,987 and $483,534 at September 30, 2005 and December 31, 2004, respectively.  Income on non-accrual and impaired loans under the original terms would have been approximately $102,717 and $55,792 for September 30, 2005 and December 31, 2004, respectively.

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the three months and nine months ended September 30, 2005 and 2,447,086 shares for the nine months ended September 30, 2004.

Note 6.

Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2005 and 2004 were as follows:

(Dollars in thousands)	Pension Benefits
	2005	2004

Service cost	$ 226	$ 159
Interest cost	162	117
Expected return on plan assets	(172)	(123)
Amortization of prior service cost	(72)	(72)
Amortization of net actuarial loss	69	70
Net periodic benefit cost	$ 213	$ 151

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

Note 7.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.   The effective date of FAS 123R (as amended by the Securities and Exchange Commission (“SEC”)) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

In November 2003, the Emerging Issues Task Force (“EITF” or “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue. In November 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby it declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF Issue 03-1-a as final and to draft a new FSP that will replace EITF Issue 03-1.  The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

On September 27, 2005, the Board of Directors of the Company and the Bank elected Mr. Joseph D. Borgerding as Director, President and Chief Executive Officer for the Company and the Bank.  Mr. Borgerding’s election completed the management-restructuring that included the addition of Ronald E. Baron as Chief Financial Officer for the Company and the Bank in May 2005 and recent management changes to other key positions.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets for the Company were $278.0 million at September 30, 2005 compared to $281.0 million at December 31, 2004, representing a decrease of $3.0 million, or 1.1%.  The reduction in assets was chiefly related to the elimination of volatile, non-core deposit balances, as discussed below.   Total loans at September 30, 2005 were $199.5 million, an increase of $4.0 from the December 31, 2004 amount of $195.5 million.  Net loans as a percent of total assets were 71.8% at September 30, 2005 as compared to 69.6% at December 31, 2004.  Cash balances and federal funds sold totaled $14.0 million, which is a decrease of $7.6 million from $21.6 million at December 31, 2004.  The decrease in cash balances and federal funds sold is an intended consequence of the change to the liquidity policy that called for a lower level of overnight balances so they could be redeployed into higher yielding investments and loans.

The allowance for loan losses at September 30, 2005 was $2.0 million compared to $2.7 million at December 31, 2004.  The allowance for loan losses was 0.99% of total loans outstanding at September 30, 2005 compared to 1.38% of total loans outstanding at December 31, 2004. Previously, the Company reported that the allowance for loan losses had increased primarily as the result of deterioration in two large commercial credits.   Previously reported commercial loan charge-offs totaling $1.0 million in the quarter ended March 31, 2005, is the primary reason for the decrease in the allowance.  After considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans and related factors, management felt that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2005.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Total deposits of $238.4 million at September 30, 2005 represented a decrease of $7.3 million from $245.7 million at December 31, 2004.  Controlling the Bank’s cost of funds is a critical management focus during the current period when short-term interest rates continued to rise.  One avenue to achieve this is to reduce or eliminate volatile, non-core time deposits.  Volatile, non-core deposits are generally deposit accounts with balances greater than $100,000.  During the first six months of 2005, $12.6 million of these deposits were allowed to mature and were not renewed.  Of this amount $7.9 million were in the form of public funds.  Total certificates of deposit at September 30, 2005 were $128.8 million, down $6.2 million from December 31, 2004 when the total was $135.0 million.   Demand deposits, MMDA and Savings accounts totaled $109.7 million, down $2.3 million for the first three quarters of 2005 when compared to December 31, 2004.

Stockholders’ equity was $33.3 million at September 30, 2005 compared to $32.5 million at December 31, 2004.    The book value per common share was $13.66 at September 30, 2005 compared to $13.30 at December 31, 2004.  Financial Accounting Standards Board Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Stockholders’ Equity section of the Consolidated Balance Sheet and was an unrealized loss of $400 thousand at September 30, 2005, an increase of $226 thousand over the net unrealized loss of $174 thousand from December 31, 2004.

Results of Operations

The Company reported net income for the nine months ended September 30, 2005 of $2.22 million, or $.91 per share compared to $2.18 million or $.89 per share for the first nine months of 2004.  Annualized returns on average assets and equity for the nine months ended September 30, 2005 were 1.08% and 8.97%, respectively, compared to 1.10% and 9.18% for the same period in 2004.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $7.7 million for the nine months ended September 30, 2005 compared to $7.3 million for the same period in 2004, or a 5.6% improvement.  Loan production for the first nine months of 2005 could be characterized as steady with the local economy continuing on a firm footing and new customer relationships being expanded in new and existing markets.  The competitive lending environment continues to limit the loan pricing capabilities of the Bank, while pressure to raise interest bearing deposit rates is present as the Federal Reserve Board continued to increase short-term interest rates during the third quarter.   Loan balances from December 31, 2004 to September 30, 2005 reflected a net increase of $3.2 million to $201.5 million, as compared to $198.2 million at December 31, 2004.  On average, earning assets increased approximately $2.9 million over the year-ago period, and yields were better by 37 basis points at 5.72% for the first nine months of 2005 versus 5.35% for the first nine months 2004.  This improvement is due in part to the rise in short-term interest rates and loans repricing at higher rates.  Interest-bearing deposits averaged approximately $800 thousand higher than the first nine months of 2004 at $204.3 million versus $203.5 million.  Interest cost on deposits and borrowed money totaled $3.1 million for the first three quarters of 2005 or $410 thousand higher than the same period in 2004.  Despite the Federal Reserve’s increases in short-term rates of approximately 225 basis points over the last year, interest cost rose only 27 basis points to 1.98% in the first nine months of 2005 as compared to 1.71% for the same period in 2004.  The Bank’s emphasis on attracting lower cost deposits is expected to continue to have a favorable impact on the net interest margin for the rest of 2005.  The net interest margin, year to date through September 30, 2005, was 4.10% as compared to 3.93% for the same period in 2004.

Provision for loan losses

The provision for loan losses for the first nine months of 2005 amounted to $208 thousand or $168 thousand greater than the year-ago period.  In the first quarter of 2005, two commercial credits were charged off and the Bank made an additional provision of $94 thousand in conjunction with this event.  Excluding the additional provision of $94 thousand, the nine month provision for 2005 would total $114 thousand, or $54 thousand less than the first nine months of 2004.  Loan charge-offs were $1.3 million for the first nine months of 2005, which compares to $433 thousand for the same period in 2004.  Meanwhile, recoveries for the first nine months of 2005 totaled $369 thousand, which is $277 thousand greater than the same period in 2004.  Management anticipates adjusting the monthly provision up or down, as conditions and loan growth dictate.

Asset quality remains strong with 11 non-accruing loans with an outstanding balance totaling $1.2 million at September 30, 2005, versus 21 loans with an outstanding balance of $2.0 million at September 30, 2004.  Criticized assets at September 30, 2005 totaled $3.6 million, which is a decrease of $1.4 million from $5.0 million at September 30, 2004.   Criticized assets consist of loans that show signs of potentially defaulting on the original loan agreement as a result of late payments, deteriorating credit conditions or impairment of loan collateral.

Non-interest Income

Non-interest income increased 6.45% to $1.5 million for the first nine months of 2005 compared to $1.4 million for the same period in 2004 as a result of changes in the following components:

(In thousands)	Nine months ended
Non-interest Income	September 30, 2005	September 30, 2004	% Change
Service charges on deposit accounts	$ 959	$ 822	16.7%
Net gain on sales and calls of securities	- -	102	n/a
Net gain on sales of loans	41	- -	n/a
Net (loss) on sale of other real estate owned	(2)	- -	n/a
Income from bank owned life insurance	185	197	-6.1%
Other operating income	331	301	9.9%
Total Non-interest income	$ 1,514	$ 1,422	6.5%

•

Service charges on deposit accounts income increased 16.7% or $137 thousand.  The increase in new deposit accounts and a full nine months of the automatic overdraft program in 2005 was the major reason for the increase over the same period in 2004.

•

Net gain on sale of loans.  The Bank began in the later part of 2004 to implement the sale of fixed-rate residential mortgages into the secondary market.  This has benefited the Bank by being able to offer loans preferred by some customers while mitigating the Bank’s exposure to interest rate risk, which would result from holding onto long-term fixed-rate loans.

•

Other operating income increased $30 thousand primarily due to an increase in title company dividends, ATM fees and other service fees.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense was $6.0 million for the first nine months of 2005 compared to $5.9 million for the same period in 2004, an increase of $142 thousand.  The majority of the increase in costs for the comparative period was the result of the costs associated with the two new banking offices.  The Chester Office was opened in June 2004 and costs for 2005 reflect a full nine months of operation.  The Colonial Heights Office opened on April 15, 2005 and operating costs from April 15, 2005 to September 30, 2005.

The following table outlines the changes in its components:

(In thousands)	Nine months ended
Non-interest Expense	September 30, 2005	September 30, 2004	% Change
Salaries and employee benefits	$ 3,386	$ 3,390	-.11%
Net occupancy expense	324	254	27.6%
Equipment expense	605	636	-4.87%
Other operating expenses	1,732	1,625	6.58%
Total Non-interest expense	$ 6,047	$ 5,905	2.40%

•

Salaries and employee benefits decreased $4 thousand as a result of several factors, including open senior management positions, which were offset with additional staffing costs for the new branches, cost of living increases effective January 2005, and higher medical insurance premiums.

•

Net occupancy expense increased $70 thousand due to higher depreciation, and leasing costs associated with the new branch locations, and increases in real estate taxes.

•

Other operating expenses increased $107 thousand due in part to the operations of the new branch facilities, expenses related to compliance with the Sarbanes-Oxley Act of 2002 and related regulations of approximately $84 thousand, and internet banking costs of nearly $56 thousand for the service that began in 2004.

Income Taxes

The provision for income taxes for the first nine months of 2005 totaled $758 thousand and it is based upon the results of operation for the period.  This compares to $611 thousand for the same period in 2004, or $147 thousand greater.  The tax provision considers the timing differences inherent between generally accepted accounting principles and tax regulations used in filing the Company’s income tax returns.  Temporary differences are recognized currently as deferred income tax assets or liabilities, as appropriate, and represent the difference between financial statement and income tax bases of assets and liabilities using the applicable marginal tax rate.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  A franchise tax is imposed based upon bank capital and the information is submitted to the Virginia Department of Taxation.  The Bank recorded a franchise tax of $144 thousand and $134 thousand for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Liquidity

The Company maintains its liquidity position through a number of avenues, including cash on hand, correspondent bank balances, investing in federal funds sold, maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta and at various correspondent banks.  The Company monitors its liquidity position on a monthly basis and adjustments are made to ensure adequate liquidity levels are maintained as the Company’s assets grow.  The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis.  The Company considers its sources of liquidity to be ample to meet its anticipated needs.

At September 30, 2005, the Company had available lines of credit totaling $82.8 million, with $63.4 million of this amount available from the Federal Home Loan Bank of Atlanta.

Capital Resources

Stockholders’ equity at September 30, 2005 and December 31, 2004 was $33.3 million and $32.5 million, respectively.  Total common shares outstanding at September 30, 2005 and September 30, 2004 were 2,440,750 and 2,444,450, respectively.

At September 30, 2005, the Company’s Tier 1 and total risk-based capital ratios were 18.4% and 19.5%, respectively, compared to 18.2% and 19.4% at December 31, 2004.  The Company’s leverage ratio was 12.3% at September 30, 2005 compared to 11.6% at December 31, 2004.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Off Balance Sheet Arrangements

There is no material change to these arrangements since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

There is no material change to these arrangements since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, management has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other that ordinary routine litigation incidental to the business, to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Stock Buy-Back Program enacted on April 21, 2004 was terminated by the Board of Directors of the Company on August 17, 2005.  No shares were repurchased from January 1, 2005 to August 17, 2005.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

    (Registrant)

Date:

November 10, 2005

/s/ Joseph D. Borgerding

Joseph D. Borgerding

President and Chief Executive Officer

Date:

November 10, 2005

/s/ Ronald E. Baron

Ronald E. Baron

Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1

Rule 13a-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a) Certification of Principal Financial Officer

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2

Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350