Form 10-K
period 2005-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2006-04-05
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-K

__________________________

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

        For the transition period from _______ to _______

Commission file number 0-50576

__________________________

CITIZENS BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	20-0469337 (I.R.S. Employer Identification No.)
126 South Main Street Blackstone, VA (Address of principal executive offices)	23824 (Zip Code)

Registrant’s telephone number, including area code (434) 292-7221

__________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.50 Par Value

__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes    No

The aggregate market value of voting stock held by non-affiliates was $42,102,938 on June 30, 2005.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,440,750 as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2006 Annual Meeting of Shareholders scheduled to be held on May 17, 2006.

TABLE OF CONTENTS

PART I

Page

ITEM 1.

BUSINESS

 4

ITEM 1A.

RISK FACTORS

14

ITEM 1B.

UNRESOLVED STAFF COMMENTS

17

ITEM 2.

PROPERTIES

17

ITEM 3.

LEGAL PROCEEDINGS

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

17

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

EQUITY SECURITIES

17

ITEM 6.

SELECTED FINANCIAL DATA

19

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

20

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

35

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

37

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

37

ITEM 9A.

CONTROLS AND PROCEDURES

37

ITEM 9B.

OTHER INFORMATION

37

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 37

ITEM 11.

EXECUTIVE COMPENSATION

 38

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

38

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 38

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

 38

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 38

PART I

ITEM 1.

BUSINESS

General

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003   The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. In September 1995, the Bank became a member of the Federal Home Loan Bank of Atlanta.

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank. Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank. The Bank also acts as agent for Visa and Master Card. The Bank is authorized to have a trust department, but does not offer trust services. The Bank’s primary trade areas are served by its 10 branches located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield and the City of Colonial Heights, Virginia.

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

The Bank holds a 1.03% ownership in Bankers Investment Group, LLC which is used to deliver investment services to customers. The Bank also holds a 15.15% ownership interest in Bankers Title, LLC which it uses to sell title insurance. The Company has an 8.06% ownership in the Davenport Community Financial Fund, LLC which seeks capital appreciation by investing substantially all of its assets in community banks located in the Mid-Atlantic region of the United States. The Company has an ownership interest of 9.57% in the Community Bankers’ Bank Community Development Fund II, LLC which represents an ownership interest in Community Bankers’ Bank. The financial position and operating results of these investments are not significant to the Company as a whole and are not considered principal activities of the Company.

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

Employees

As of December 31, 2005, the Company employed 109 full-time equivalent employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees. Competition in the industry is intense for employees, however the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.

Competition

The Bank competes for business with numerous other financial institutions in its various trade areas which include the counties of Nottoway, Amelia, Prince Edward, Chesterfield and the City of Colonial Heights, Virginia. The Bank also serves a significant number of residents in Lunenburg County, Virginia as well as the western part of Dinwiddie County, Virginia. The following data reflects the Bank’s market share in its primary market places at June 30, 2005, according to information obtained from the FDIC website. In Amelia County, the Bank held 29.45% of the market share, in Nottoway County, 64.87%, in Prince Edward County, 14.81%, in Chesterfield County, 0.10% and in the City of Colonial Heights, 0.79%.

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

Lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of its capital and surplus. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

The Bank obtains short to medium term commercial and personal loans through direct solicitation of business owners and  loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the bank’s experience and its credit underwriting guidelines which considers appraised value, market conditions, borrower strength and collateral value.

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

Under current underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his/her employment and other income and are secured by real estate whose value tends to be readily ascertainable. These loans are made consistent with the Bank’s appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 85% for first liens. Higher loan-to-value ratios are allowed based on the borrower’s unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit generally do not exceed 90%.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is reputably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect to do so in the future.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiary. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005 the Company declared $1,489,000 in dividends payable to shareholders.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Deposit Accounts, Assessments and Regulation by the FDIC

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

Sarbanes-Oxley Act of 2002

In response to the significant decline in investor confidence in the capital market after corporate scandals and business failures, Congress enacted the Sarbanes-Oxley Act of 2002, which has developed the acronym known as SOX. The Act is intended to restore or maintain investor confidence by significantly expanding the rules for corporate governance, improving the oversight of auditors of public companies, and focusing the attention of companies and auditors on the effectiveness of internal controls. The stated objective of this Act is “to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law.”

Among the major areas that the Act addresses are Audit Committees needing to pre-approve services provided by external auditors, the rotation of audit partners of public accounting firms who are assigned to a particular engagement, the independence requirements of Audit Committee members, an oversight board which will perform quality control reviews of the audit work performed by public accounting firms, “whistleblower” provisions to encourage company employees to address concerns directly to the Audit Committee without fear of potential termination by management, and quarterly certifications of a company’s filings with the SEC must be made by the Chief Executive Officer and the Chief Financial Officer.

Section 404 of the Sarbanes-Oxley Act requires management of public companies to design and implement a system of internal controls over financial reporting, and annually to assess and report on the effectiveness of these controls. In addition, the Act requires the company’s independent auditors to perform an audit of internal controls over financial reporting and to issue an opinion on not only management’s assessment but also on the effectiveness of the company’s internal control over financial reporting. These attestation requirements become a part of the company’s annual financial reporting that is known as Form 10-K filing. The Act required companies with a market capitalization of at least $75 million or more to begin filing, under the Section 404 requirements, for fiscal years ending on or after November 15, 2004. These companies became known as the “Accelerated Filers”. The Company is a non-accelerated filer and, according to the latest Security and Exchange Commission’s regulatory compliance schedule, will be required to comply with the Section 404 reporting requirements for the fiscal year ending on or after July 15, 2007, or December 31, 2007.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and the potential impact to its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

ITEM 1A.

 RISK FACTORS

An investment in our common stock involves risks and you should not invest in our common stock unless you can afford to lose some or all of your investment. These risk factors may adversely affect our financial conditions and future earnings. In that event, the trading price of our common stock could decline and you could lose all or a part of your investment. You should read this section together with the other information, including our consolidated financial statements and related notes to the consolidated financial statements.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

The Company and the Bank faces vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans, and other financial services in our market area. Many of these banks and other financial institutions are significantly larger than we are and have greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We may be adversely affected by economic conditions in our market area.

The Company and the Bank are headquartered in the Town of Blackstone, which is part of Nottoway County, in Virginia. Our market includes the counties of Amelia, Nottoway, Prince Edward, Chesterfield and the City of Colonial Heights, all located in the Commonwealth of Virginia. Because our lending is concentrated in this market, we will be affected by the general economic conditions in this market. Changes in the suburban and rural markets we serve may influence the growth rate of our loans and deposits, the quality of the loan portfolio and the loan and deposit pricing that we may obtain. Significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

We rely heavily on our management team and the services of key personnel.

The Company and the Bank is a customer-focused, relationship-driven, and community-oriented financial services organization. The Company expects our future growth to be driven in a large part by the relationships maintained with our customers by Joseph D. Borgerding, President and Chief Executive Officer, and our other executive management team, and our lending officers. Neither the Company nor the Bank has employment agreements with Mr. Borgerding, executive management or our lending officers. The unexpected loss of Mr. Borgerding or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. The Bank has invested in bank-owned life insurance that covers Mr. Borgerding and certain other members of executive management and the lending officers, but not all.

The business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our need to comply with extensive and complex government regulation could have an adverse effect on our business.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and our earnings. The burden imposed by these federal and state regulations may place banks in general, and specifically Citizens Bancorp of Virginia and Citizens Bank & Trust Company, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our earnings.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions my change in the future nor the impact those changes may have on our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

The cost of being a public company is proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of Sarbanes-Oxley Act. The regulations are expected to be applicable to us for the year-ending December 31, 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Our operations depend upon third party vendors that perform services for us.

The Bank outsources many of its operating and banking functions, including key computer systems software, network transmission services, the interchange and transmission services for the ATM network. As such, the Company’s and the Bank’s success and the ability to expand our operations depend on the services provided by these third parties. Disputes with these third parties can adversely affect the operations. The Bank may not be able to engage appropriate vendors, in a timely manner, to replace any vendors that are unable to perform with new vendors capable of servicing our needs.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin.

Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. For the nine months ended September 30, 2005 and for the year ended December 31, 2005, our net interest margin was 4.10% and 4.11%, respectively, which is in line with peer banks.

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. The greater the amount of maturities or re-pricing that occurs in any given period to either the earning assets or the deposit liabilities will result in a greater sensitivity to fluctuating interest rates. Customer preferences for certain loan types, fixed-rate versus adjustable-rate, and preferences towards deposit products that may or may not be interest bearing, and savings versus time deposits all contribute to potentially impacting the interest margin; either favorably or unfavorably. Although management is unable to control these preferences, there are pro cesses that assist in monitoring and planning for such changes in customer preferences. At December 31, 2005, the Company’s balance sheet was positioned to be asset-sensitive for the next 12 months, which means increases in interest rates should have a net favorable effect on the interest margin. In the longer term, the balance sheet becomes more liability sensitive and declines in interest rates, in the longer term, will have a favorable impact on the interest rate margin. However, changes in interest rates that are contrary to these expectations, could negatively impact the interest margin and ultimately earnings.

Any additional credit losses or deterioration in credit quality could negatively impact our financial results.

Management seeks to maintain a loan portfolio that is well diversified in terms of risk and credit quality. As of December 31, 2005, the portfolio consisted of the following loan categories: residential (1-to-4 family) loans 41.0%, commercial real estate and construction loans 32.0%, commercial loans 11.9%, consumer loans 8.9%, and home equity loans 6.2%. Our lending focus has generally favored real estate-secured loans over unsecured loans, as a means of mitigating possible losses due to credit losses. A major change in the real estate market, such as a deterioration in the value of collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

ITEM 1B.

 UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES

The main office of the Bank is located at 126 South Main Street, Blackstone, Virginia. Banking Offices are located at 101 North Main Street, Blackstone, Virginia; 1575 South Main Street, Blackstone, Virginia, 210 Carter Street, Crewe, Virginia; 102 Second Street, Northeast, Burkeville, Virginia; 9060 North Five Forks Road, Amelia, Virginia; 1517 West Third Street (Route 460 West), Farmville Virginia; 712 South Main Street, Farmville, Virginia; 10001 Courtview Commons Lane, Chesterfield, Virginia and 946 Southpark Boulevard, Colonial Heights, Virginia. All real estate and improvements at these locations are owned by the Bank except for the real estate at the Chesterfield branch which is under a lease agreement for five years renewable for five additional terms of five years each.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Performance and Dividends

Set forth below are the high and low sale prices of common stock as reported to management and the dividends declared during the last two years.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2005 1st quarter 2nd quarter * 3rd quarter 4th quarter	20.25 17.75 17.55 17.50	17.60 17.00 17.05 17.10	.15 .15 .15 .16
2004 1st quarter 2nd quarter * 3rd quarter 4th quarter	18.25 19.50 20.00 20.00	16.00 18.00 18.75 18.50	.13 .28 .15 .15

*As previously discussed, the Company changed the timing of its quarterly dividend payout in 2004 resulting in two dividend payments in the quarter ended June 30, 2004. Prior to 2003, the Company historically paid semi-annual cash dividends.

The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend on a number of factors including future earnings, liquidity, capital requirements and regulatory requirements. The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future. (See Item I – Supervision and Regulation for further discussion on dividends.)

Purchases of Equity Securities

On April 21, 2004, the Company’s Board of Directors authorized a stock repurchase plan of up to 122,400 shares of the Company’s common stock. At a meeting on August 17, 2005, the Board of Directors voted to terminate the stock repurchase plan. The following table details that there were no stock repurchases from January 1, 2005 through August 17, 2005:

Repurchase Plan Table

	Total	Average	Cumulative Number of	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid Per	Part of Publicly	Be Purchased
	Purchased	Share	Announced Plan	Under the Plan
2005
1st quarter	-	$ -	7,250	115,150
2nd quarter	-	$ -	7,250	115,150
3rd quarter up to 8/17/2005	-	$ -	7,250	115,150
TOTAL	-	$ -	7,250	0

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$14,607	$13,453	$13,736	$16,501	$18,496
Interest expense	4,237	3,612	4,457	6,766	10,026

Net interest income	10,370	9,841	9,279	9,734	8,470
Provision for loan losses	208	703	250	1,017	1,318

Noninterest income	2,076	2,014	1,473	818	892
Noninterest expense	8,075	8,003	7,219	5,602	4,749

Income before income taxes	4,163	3,149	3,283	3,934	3,295
Income taxes	1,060	675	751	1,112	991

Net income	$3,103	$2,474	$2,532	$2,822	$2,304

CONSOLIDATED BALANCE SHEET DATA AT YEAR END:
Assets	$273,076	$280,994	$269,373	$271,983	$271,813
Gross Loans	200,366	198,238	175,447	167,082	195,162
Deposits	233,277	245,699	236,421	238,902	240,053
Shareholders’ equity	33,459	32,453	32,075	31,229	29,364

PER SHARE DATA:
Earnings per share basic and diluted	$1.27	$1.01	$1.03	$1.14	$0.92

Cash dividends declared	$0.61	$0.71	$0.37	$0.43	$0.39

AVERAGE BALANCES:
Total assets	$275,752	$274,999	$268,132	$271,973	$265,693
Stockholders’ equity	$33,273	$32,609	$31,615	$29,769	$28,738

RATIOS:
Return on average assets	1.13%	0.90%	0.94%	1.04%	0.87%
Return on average equity	9.33%	7.59%	8.01%	9.48%	8.02%
Dividend payout ratio	47.99%	70.17%	35.77%	37.30%	42.32%
Average equity to average assets	12.07%	11.86%	11.79%	10.94%	10.82%

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loan and lease losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Bank recognizes the inherent imprecision in estimates of losses due to various  uncertainties and variability related to the  factors  used,  and  therefore  a  reasonable  range  around the estimate of losses is derived and used to ascertain whether the allowance is too high. If  different  assumptions  or  conditions  were  to  prevail  and  it is determined  that the  allowance  is not  adequate to absorb the new  estimate of probable  losses,  an additional  provision for loan losses would be made, which amount may be material to the Financial Statements. As of December 31, 2005, Management believes that the Allowance for Loan Losses is appropriate for the expected loss in the loan portfolio as of that date.

Executive Overview

Citizens Bancorp of Virginia, Inc. reported net income of $3,103,000 in 2005, an increase of 25.42% or $629,000 from 2004 net income of $2,474,000. Net income on a per share basis was reported as $1.27 and $1.01 in 2005 and 2004, respectively. Company core earnings during 2005 were favorably impacted by higher short term interest rates, despite average total assets remaining relatively unchanged, from 2004 and an emphasis on expense management. In April 2005, the Company opened its tenth banking office, its first in the City of Colonial Heights. At year-end this office had grown to $4.3 million in loans and deposits. In September the Board of Directors completed the new management team by appointing Joseph D. Borgerding as Director, President and Chief Executive Officer of both the Company and of the Bank, previous to the appointment, Mr. Borgerding served as the Acting Chief Executive Officer and Senior Lending Officer for the Bank.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2005 and 2004.

	Three Months Ended
(in thousands)	2005				2004
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$ 3,837	$ 3,721	$ 3,524	$ 3,525	$ 3,500	$ 3,373	$ 3,347	$ 3,233
Interest expense	1,186	1,092	995	964	971	877	867	897
Net interest income	2,651	2,629	2,529	2,561	2,529	2,496	2,480	2,336
Provision for loan losses	-	12	51	145	663	15	25	-
Net interest income after	2,651	2,617	2,478	2,416	1,866	2,481	2,455	2,336
Provision for loan losses
Noninterest income	562	514	525	475	592	538	526	358
Noninterest expense	2,028	2,009	2,095	1,943	2,098	2,089	1,984	1,832
Income before applicable income taxes	1,185	1,122	908	948	360	930	997	862
Applicable income taxes	302	296	223	239	64	229	215	167
Net Income	$ 883	$ 826	$ 685	$ 709	$ 296	$ 701	$ 782	$ 695

Net income per share, basic and diluted	$ 0.36	$ 0.34	$ 0.28	$ 0.29	$ 0.12	$ 0.29	$ 0.32	$ 0.28

Summary

Total assets decreased $7.9 million during 2005 from $281.0 million in 2004 to $273.1 million. Loans increased $2.1 million from $198.2 million at December 31, 2004 to $200.3 million at December 31, 2005. Average loan balances for 2005 were $12.2 million greater than the average loan balances for 2004. Funding for loan growth during 2005 came primarily from reallocating available liquidity from overnight Federal Funds and investment securities to the loan portfolio. Total deposits were $233.3 million at December 31, 2005, a decrease of $12.4 million or 5.1% compared to $245.7 million at the end of 2004. The majority of the decline in deposit account balances was the deliberate act of not renewing certain maturing certificates of deposits that were from public funds. Current management changed the previous management’s funding scheme away from high costing, volatile public funds towards a funding strategy that is focused on low-cost, relationship-based deposit accounts and Federal Home Loan Bank borrowings.

Stockholders' equity increased by $1,006,000 during 2005, predominantly due to earnings, net of paying $1,489,000 in cash dividends and adjustments for unrealized losses of available for sale securities. Book value per share increased to $13.71 at December 31, 2005, from $13.30 at December 31, 2004.

The Company’s return on average assets (ROAA) for 2005 was 1.13% compared to .90% in for 2004 while the return on average equity (ROAE) was 9.33% for 2005 compared to 7.59% in 2004. The Company experienced growth in its core earnings in 2005 as  net interest income increased 5.38% and noninterest income increased 3.08% offset by an increase in noninterest expense of .90%.  This means that the Company realized an increase in pre-tax income of 13.47%; exclusive of the loan loss provision. The Company’s improved core earnings are primarily the result of its strategies to improve the net interest margin by improving earning asset yields, and focus on increasing low-cost deposits as a percentage of total deposit balances. The Bank continued slow growth in noninterest income and controlled operating expenses.

The following table summarizes the net changes in the income statement as discussed:

			Net
(in thousands)	2005	2004	Change	%

Net interest income	$ 10,370	$ 9,841	$ 529	5.38%
Noninterest income	2,076	2,014	62	3.08%
Noninterest expense	8,075	8,003	72.90%
Net income before provision
for loan losses & taxes	4,371	3,852	519	13.47%
Provision for loan losses	208	703	(495)	(70.41)%
Income taxes	1,060	675	385	57.04%
Net Income	$ 3,103	$ 2,474	$ 629	25.42%

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

The following two tables provide information needed to understand the impact on net interest income as it relates not only to changes in mix but also as it is impacted by the combination of changes in rate and volume. As illustrated in the tables below, net interest income increased $529,000 in 2005 which resulted in an increase in the net interest margin from 3.92% in 2004 to 4.11% in 2005. The Company realized this increase in interest income due primarily from loan yields rising faster than interest costing deposit rates. The net increase in interest income was offset by an increase of $593,000 in interest expense due to increased rates on interest bearing liabilities as well as a increase of $32,000 in interest expense due to a increase in volume, resulting in an overall increase in net interest income of $529,000 in 2005. The following extraction from the rate and volume analysis demonstrates the net effects of the changes in net interest income from the rate and volume table:

Net increase in interest income on interest earning assets due to volume

$  411,000

Net increase in interest income on interest earning assets due to rate

    743,000

Net increase in interest income on interest earning assets

            $1,154,000

Net increase in interest expense on interest bearing liabilities due to volume

$    32,000

Net increase in interest expense on interest bearing liabilities due to rate

  593,000

Net increase in interest expense on interest bearing liabilities

$  625,000

Net increase in interest income due to volume and rate

$  529,000

The increase in volume on interest earning assets is primarily the result of the Company’s efforts in its strategic plan to build and realign its loan portfolio. The increase due to rate changes in interest bearing liabilities is primarily the result of higher short-term interest rates, while the Company’s efforts are to realign its deposit base by increasing transactional and low cost deposits while not retaining high-cost, public funds time deposits.

	Years Ended December 31,
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(In thousands)
ASSETS
Interest earning assets:
Loans	$199,058	$12,611	6.34%	$186,863	$11,249	6.02%	$168,475	$11,033	6.55%
Taxable investment securities	33,832	1,291	3.82%	38,857	1,460	3.76%	50,397	1,970	3.91%
Tax-exempt investment securities	13,710	537	3.92%	15,362	590	3.84%	16,194	590	3.64%
Federal funds sold and other	5,414	168	3.10%	10,115	154	1.52%	13,486	143	1.06%
Total interest earning assets	252,014	14,607	5.80%	251,197	13,453	5.36%	248,552	13,736	5.53%
Non-interest earning assets:
Cash and due from banks	8,989			10,904			11,666
Premises and equipment, net	7,287			5,836			4,927
Other assets	9,640			9,213			5,696
Less allowance for loan losses	(2,178)			(2,151)			(2,709)
TOTAL	$275,752			$274,999			$268,132

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$37,521	$60	0.16%	$37,656	$57	0.15%	$31,665	$66	0.21%
Savings deposits	37,690	141	0.37%	41,250	104	0.25%	43,894	211	0.48%
Time deposits	128,338	3,970	3.09%	127,076	3,439	2.71%	128,757	4,180	3.25%
Other borrowings	2,451	66	2.69%	1,531	12	0.78%	0	0	0.00%
Total interest bearing liabilities	206,000	4,237	2.06%	207,513	3,612	1.74%	204,316	4,457	2.18%
Non-interest bearing liabilities:
Demand deposits	33,503			32,534			30,915
Other	2,976			2,343			1,286
	242,479			242,390			236,517
Shareholders' equity	33,273			32,609			31,615
TOTAL	$275,752			$274,999			$268,132
Net interest earnings		$10,370			$9,841			$9,279
Interest rate spread			3.74%			3.62%			3.34%
Net interest margin			4.11%			3.92%			3.73%

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

	2005 vs. 2004			2004 vs. 2003
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$ 1,362	$ 628	$ 734	$ 216	$ (619)	$ 835
Taxable investment securities	(169)	20	(189)	(510)	(73)	(437)
Tax-exempt investment securities	(53)	10	(63)	-	0	0
Federal funds sold and other	14	85	(71)	11	26	(15)

Total interest-earning assets	1,154	743	411	(283)	(666)	383

Liabilities:
Demand deposits	3	3	0	3	(5)	8
Savings deposits	37	46	(9)	(107)	(95)	(12)
Time deposits	531	497	34	(741)	(687)	(54)
Other borrowings	54	47	7	-	-	-

Total interest-bearing liabilities	625	593	32	(845)	(787)	(58)

Net interest income	$ 529	$ 150	$ 379	$ 562	$ 121	$ 441

Noninterest Income

The Company’s noninterest income increased 3.1% to $2.1 million in 2005 compared to $2.0 million in 2004 which is an increase of $62 thousand. When noninterest income is viewed exclusive of net gains on sales of securities, loan sales, and sale of OREO assets, the result indicates an increase of $154 thousand in 2005 as compared to 2004, or an increase of 8.3%. Expanding customer demand deposit relationships and an increased number of automated teller machines are the primary reasons for the increase in noninterest income during 2005. The banking industry’s ability to charge service fees continues to erode. In response to this trend, the Bank is participating in areas that will produce ancillary revenues such as investment products, title insurance partnerships, and selling residential loans to the secondary market.

  The following table illustrates the main revenue sources for noninterest income:

(in thousands)			Net	% of Yr/Yr
	2005	2004	Change	Change
Service charges on deposit accounts	$ 1,294	$ 1,166	$ 128	11.0%
Net gain on sales of securities	-	102	(102)	-100.0%
Net gain on sales of loans	58	46	12	26.1%
Net gain (loss) on sale of OREO	(2)	-	(2)	-100.0%
Income from bank owned life insurance	247	261	(14)	-5.4%
ATM fees	223	162	61	37.7%
Other	256	277	(21)	-7.6%
Total noninterest income	$ 2,076	$ 2,014	$ 62	3.1%
Total noninterest income, exclusive of net gains and losses	$ 2,020	$ 1,866	$ 154	8.3%

Noninterest Expense

The Company’s noninterest expense increased .90% to $8.1 million in 2005 from $8.0 million in 2004. A number of factors contributed to the Company’s ability to maintain noninterest expenses nearly the same levels as 2004. Among the factors was the restructuring of senior management personnel that began in the later part of 2004 which produced savings during 2005, reductions in legal and consulting fees in 2005 as compared to 2004 as a result of concluded litigation, and the conclusion of certain asset write-offs at the end of 2004. The opening of the Colonial Heights, Virginia branch in April 2005 and the full year operation of the Chesterfield, Virginia branch were contributors to higher costs along with incentive compensation and pension costs, a full year of internet banking services, higher liability insurance premiums, and costs associated with the implementation of the Sarbanes-Oxley Act of 2002.

The four main components of noninterest expense and their respective increases are detailed in the table below.

(in thousands)			Net	% of Yr/
	2005	2004	Change	Yr Change
Salaries and employee benefits	$ 4,553	$ 4,396	$ 157	3.6%
Occupancy	436	373	63	16.9%
Equipment	810	878	(68)	(7.7)%
Other (1)	2,276	2,356	(80)	(3.4)%
Total noninterest expense	$ 8,075	$ 8,003	$ 72.90%

(1)  Please reference Note 10 of the Consolidated Financial Statements for the principal components of Other Expenses.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance.  The effective income tax rate, based on income before taxes is, therefore, lower than the statutory income tax rate of 34%.  The effective income tax rate increased to 25.5% in 2005 from 21.4% in 2004 and from 22.9% in 2003.  Income taxes for 2005 increased to $1,060,000 from $675,000 in 2004 and $751,000 in 2003 as a result of higher pre-tax net earnings and a decline in tax-exempt investments and loans as a percentage of the total.

Loans

The Company uses the funds generated from deposits combined with investment sales to support its lending activities and competes aggressively for loans in its market areas. As a result, the volume of loans increased 1.07% or $2.1 million in 2005. (The Bank has no foreign loans.)

Loans are made predominantly to residents of the Company’s trade area. Approximately 79% of the loan portfolio on December 31, 2005 was composed of real estate secured loans.

The following table shows the Company’s loan distribution at the end of each of the last five years.

	December 31,
	2005	2004	2003	2002	2001
Loans:	(in thousands)

Commercial & Agricultural	$23,884	$26,464	$24,492	$22,647	$30,648
Real Estate – Mortgage	146,707	143,626	126,607	118,026	132,657
Real Estate – Construction	11,888	10,767	5,040	3,494	3,680
Consumer	17,887	17,381	19,308	22,915	28,177

Total Loans	$200,366	$198,238	$175,447	$167,082	$195,162

The Company does not engage in highly leveraged transactions. Commitments to extend credit to customers in the normal course of business totaled $23.4 million at December 31, 2005. (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2005. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Within	Maturing After One	After
(In thousands)	One Year	But Within Five Years	Five Years	Total
Commercial & Agricultural	$ 8,008	$10,985	$4,891	$23,884
Real Estate – Mortgage	16,037	66,720	63,950	146,707
Real Estate – Construction	4,408	5,793	1,687	11,888
Consumer	1,925	15,589	373	17,887
Total Loans	$30,378	$99,087	$70,901	$200,366
Maturities after one year with:
Fixed interest rates		$76,657	$40,912	$117,569
Variable interest rates		$22,430	$29,989	$ 52,419

Asset Quality

The allowance for loan losses is maintained at levels that management feels is adequate after considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans, as well as other factors deserving recognition. After considering these factors, the allowance for loan losses was set at $1.9 million at year end 2005. This compares to an allowance of $2.7 million at year end 2004. In the fourth quarter of 2004, the Bank provided addition provision to the Allowance for Loan Losses due to the deterioration of two commercial credits that were charged-off in April 2005. On December 31, 2005, the allowance was .98% of total loans down from 1.38% one year earlier. The provision for loan losses charged against income in 2005 was $208,000 compared to $703,000 in 2004, an decrease of $495,000.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2005		2004		2003		2002		2001
		Percent of total Loans		Percent of total Loans		Percent of total Loans		Percent of total Loans		Percent of total Loans
(In thousands)	Amount		Amount		Amount		Amount		Amount

Commercial real estate loans	$ 693	27.22%	$ 955	25.54%	$ 1,232	22.24%	$ 1,862	22.85%	$ 1,624	21.16%
Real estate 1-4 family loans	174	46.00%	159	46.91%	257	49.92%	179	47.80%	229	46.81%
Real estate construction loans	319	5.93%	116	5.43%	61	2.87%	23	2.09%	44	1.89%
Commercial loans	592	11.92%	1,320	13.35%	609	13.96%	635	13.55%	653	15.70%
Consumer loans	176	8.93%	190	8.77%	212	11.01%	226	13.71%	230	14.44%
Balance End of Period	$ 1,954	100.00%	$ 2,740	100.00%	$ 2,371	100.00%	$ 2,925	100.00%	$ 2,780	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses.  Non-accrual and impaired loans were $1,695,000 and $2,189,000 at December 31, 2005 and December 31, 2004, respectively. It is the Company’s policy to put loans on a non-accrual basis once they are past due 90 days or more unless they are well secured and in the process of collection.

At year end 2005, management was monitoring loans considered to be impaired (under Statement 114) totaling $1,366,000, of which $329,000 are on a non-accrual status. They are followed closely, and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Various forms of collateral are held as security on the loans.

A summary of non-performing assets for the past five years follows:

	December 31,
(In thousands)	2005	2004	2003	2002	2001

Non-accrual and impaired loans	$1,695	$2,189	$1,972	$3,079	$1,414
Restructured loans	0	0	-	-	3,140
OREO	200	-	-	619	410
Total non-performing assets	$1,895	$2,189	$1,972	$3,698	$4,964
Loans past due 90 days and accruing interest	$242	$51	$932	$567	$212

Criticized Loans are defined by management as loans which may or may not be currently accruing interest, and while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at December 31, 2005 and 2004 totaled $2,297,000 and $2,161,000, respectively. At December 31, 2005 and 2004, $195,000 and $242,000, respectively was included in the Allowance for Loan Loss to cover for the possible losses on these loans.

Other Real Estate Owned (OREO) balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Company. The Company regularly evaluates the carrying value of such assets and adjusts the balances as required. The Company actively markets such properties to reduce potential losses and expenses related to carrying these assets.

In 2005, charge-offs of loans, net of recoveries, were $992,000 compared to $334,000 in 2004, as illustrated in the table below. The following table further summarizes the Company’s loan loss experience for the preceding five years:

	December 31,
(In thousands)
	2005	2004	2003	2002	2001
Balance at January 1,	$2,740	$2,371	$2,925	$2,780	$2,107
Charge-offs:
Commercial & Agricultural	872	23	754	324	144
Real Estate	377	292	45	450	224
Consumer	138	153	119	389	402
Total Charge-Offs	$1,387	$468	$918	$1,163	$770

Recoveries:
Commercial & Agricultural	$141	$33	$7	$134	$4
Real Estate	138	4	3	0	0
Consumer	114	97	104	157	121
Total Recoveries	$393	$134	$114	$291	$125
Net Charge-offs	$994	$334	$804	$872	$645
Provision for loan losses	$208	$703	$250	$1,017	$1,318
Balance at December 31,	$1,954	$2,740	$2,371	$2,925	$2,780

Ratio of net charge-offs to	0.50%	0.18%	0.48%	0.47%	0.33%
average loans outstanding

Investments

The Company’s purchases and sales of investments are managed in conjunction with other uses of funds, liquidity provisions, and investment market conditions. During 2005, there were no realized net gains on investment portfolio securities due to investment sales.

The following table sets forth the carrying amount of investment in debt and equity securities at the dates indicated:

	December 31,
(In thousands)	2005	2004	2003

U.S. Treasury and other U.S. Government agencies and corporations	$28,122	$26,484	$35,035
State and political subdivisions	15,649	16,260	19,497
Other	3,483	3,620	5,785

Total	$47,254	$46,364	$60,317

The following table sets forth the carrying amount of maturities of investment securities at December 31, 2005:

	Maturing
	Within One Year		After One Year Within Five Years		After Five But Within Ten Years		After Ten Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. government agencies and corporations	-	-	$13,909	3.58%	$8,925	4.16%	$6,197	4.76%
State and political subdivisions	2,088	4.86%	3,969	4.45%	9,105	3.64%	488	4.00%
Other	-	-	2,573	3.48%	-	0.00%	-	0.00%
Total	$2,088		$20,451		$18,030		$6,685

Mortgage backed securities in the amount of $9,362,000 are included in the above table based on expected weighted average maturities.

At December 31, 2005 and 2004, investment securities with a book value of $16,130,000 and $11,431,000, respectively, were pledged to collateralize public deposits and for other purposes.

All investment in debt securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and accretion of discounts. By carrying the investment portfolio as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

Deposits

Total deposits decreased $12.4 million or 5.1% in 2005. During 2005, higher rate time deposits (TDs), mainly from municipal and state deposits, were allowed to mature since management determined that this was in the best interest of the Bank in order to control cost of funds, to improve net interest income and reduce the overall volatility inherent in these deposits. A portion of the decline in deposit balances was attributed to commercial customers who opted to invest in the Bank’s Investment Sweeps product. At December 31, 2005, the balance in this product was $4.5 million or an increase of $3.3 million from December 31, 2004. The balance of this product is classified as short-term borrowings on the Company’s balance sheet. The Bank continues to focus efforts at attracting lower cost deposits and periodically offers promotions that are reliant on the customer having multiple account relationships with the Bank. The average balances and rates paid on deposits for the preceding three years are shown in the table below:

Average Deposits and Rates Paid:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)

Non-interest bearing demand deposits	$33,503		$32,534		$30,915
Interest bearing demand deposits	37,521	0.16%	39,187	0.18%	31,665	0.21%
Savings deposits	37,690	0.37%	41,250	0.25%	43,894	0.48%
Time deposits	128,338	3.09%	127,076	2.71%	128,757	3.25%

Total	$237,052	2.06%	$240,047	1.74%	$235,231	2.18%

The Company’s time deposits with balances of $100,000 or more totaled $42.9 million at December 31, 2005, and comprised 18.4% of the Company’s total deposits. These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturities of time deposit of $100,000 or more outstanding at December 31, 2005 are summarized below:

Time Certificates of Deposit (In thousands)
3 months or less	$ 3,150
Over 3 months through 6 months	2,448
Over 6 through 12 months	13,371
Over 12 months	23,801
Total	$42,970

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
	(In thousands)
Commitments to extend credit	$ 22,804	$ 28,768
Standby letters of credit	559	420

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may be secured or unsecured with varied maturities based upon product type, collateral, and credit worthiness of the borrower.

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

As of December 31, 2005, approximately $51.1 million or 26% of the loan portfolio will mature or re-price within one year.  Maturities of investments in the securities portfolio are scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand. Substantial monthly repayments on loans also provide funds for liquidity demands.  Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds.  During 2005, the Company was a seller of Federal funds in daily average amounts of $5.4 million.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. Federal funds lines of credit are maintained with three correspondent banks however the Company did not have any amount outstanding as of December 31, 2005. As of December 31, 2005, the Company has the following lines of credit available:

Federal Home Loan Bank of Atlanta

$65,500,000

Community Bankers Bank

  11,400,000

SunTrust

    8,000,000

Capital Resources

The Company’s principal source of capital is generated through retained earnings. In 2005, $1,614,000, or 52%, of earnings were retained and added to the capital of the Company.  This percentage of retained earnings is higher than in previous years.

  Capital growth has historically benefited from a conservative dividend policy. In 2005 the dividend payout represented 48.0% of net income. The Company’s current Dividend Policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing four calendar quarters. The ratio of average equity to average assets was 12.07% in 2005, compared to 11.86% in 2004.  Stockholders’ equity was $33,459,107 on December 31, 2005.

The Company’s Tier I Leverage ratio was 12.3%. The Tier I risk-based capital ratio for the Company stood at 18.8% on December 31, 2005 while the Tier II or total risk-based capital ratio was 19.8%.  Both Tier I and total risk-based capital ratios at December 31, 2005 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,489,000 were declared in 2005 which represents a payout ratio of 48.0% compared to a payout ratio of 70.2% in 2004. During 2004, the Company converted from paying cash dividends on a semi-annual basis to quarterly payments, and the conversion resulted in a higher dividend payout ratio for 2004. It is anticipated that internally generated funds will cover any capital improvements in 2006. The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

Contractual Obligations as of December 31, 2005

The following table presents the Company’s contractual obligations and scheduled payments due at various intervals over the next five years and beyond:

Payments Due by Period

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years

Short-term borrowings	4,536	4,536	-	-	-
Operating leases	141	41	84	16	-
Total	$ 4,677	$ 4,577	$ 84	$ 16	$ -

Capital Expenditures

Capital expenditures were approximately $400 thousand in 2005 compared to $2.8 million in 2004. The capital expenditures in 2005 were primarily due to the expenditures associated with the opening of the Company’s new branch in 2005 and the Company’s continued initiative to complete the renovations of banking offices. Expenditures in 2004 were primarily due to the Company’s acquisition of a new banking office in Colonial Heights, in addition to the Company’s initiative to remodel all banking offices.

Capital expenditures are projected to be approximately $1.5 million in 2006 which include the conclusion of major banking office renovations, information technology enhancements and routine replacement of furniture and equipment.

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

As of December 31, 2005, the Company’s earnings sensitivity analysis indicates that the Company remains slightly asset sensitive in the near term and is exposed to declining earnings if rates fall. This condition is common as asset/liability management dictates the need to be asset sensitive in a rising rate environment that existed in 2005 and is expected to continue into 2006. The Company’s NEV sensitivity analysis indicates that the Company becomes modestly liability sensitive in the long term. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Summary information about the Company’s interest rate risk measures is presented below:

	December 31
	2005	2004
Static net present value change:
+200 basis point shock vs stable rate	- 5.5%	- 5.2%
-200 basis point shock vs stable rate	.08%	- 4.5%

1-year net income simulation projection:
+200 basis point shock vs stable rate	3.2%	5.0%
-200 basis point shock vs stable rate	-9.5%	-17.5%

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

INTEREST SENSITIVITY GAP ANALYSIS

At December 31, 2005

(In thousands)	Within	91 to 365	1 to 2	2 to 5	Over 5	Total
	90 Days	Days	Years	Years	Years	Institution
Earning Assets
Securities, at fair value	2,702	4,835	4,458	18,349	16,910	47,254
Restricted securities	684	-	-	-	-	684
Federal funds sold	513	-	-	-	-	513
Interest-bearing deposits in banks	72	-	-	-	-	72
Loans, net of unearned income	59,175	29,601	26,447	66,963	16,226	198,412
Total earning assets	63,146	34,436	30,905	85,312	33,136	246,935

Interest-bearing Liabilities
NOW Accounts	2,148	6,444	8,591	18,614	650	36,447
Money market accounts	14,765	-	-	-	-	14,765
Savings accounts	1,206	3,618	4,823	10,450	-	20,097
Time deposits	9,896	49,472	34,975	32,316	-	126,659
Short term borrowings	4,536	-	-	-	-	4,536
Total interest-bearing liabilities	32,551	59,534	48,389	61,380	650	202,504

Cumulative interest sensitivity gap	30,595	5,497	(11,987)	11,945	44,431	-
GAP / total earning assets (%)	12.39%	2.23%	(4.85)%	4.84%	17.99%	-

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3)  Exhibits.

Exhibit No.

Description

3.1

Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2

Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed February 6, 2004).

10.1

Management Continuity Agreement dated as of May 2, 2005 between the Company and Ronald E. Baron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 13, 2005).

10.2

Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (filed herewith).

21.1

Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed April 1, 2005).

31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) (filed herewith).

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

32.2

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

CITIZENS BANCORP OF VIRGINIA, INC.

AND SUBSIDIARY

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

F-2

Consolidated statements of income

F-3

Consolidated statements of changes in stockholders’ equity

F-4

Consolidated statements of cash flows

F-5

Notes to consolidated financial statements

F-7

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Citizens Bancorp of Virginia, Inc. and Subsidiary

Blackstone, Virginia

We have audited the accompanying consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde &Barbour, P.C.

Winchester, Virginia

February 1, 2006

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2005 and 2004

Assets	2005	2004

Cash and due from banks	$8,645,252	$8,419,509
Interest-bearing deposits in banks	72,013	1,557,021
Federal funds sold	513,000	11,604,000
Securities available for sale, at fair market value	47,253,839	46,364,058
Restricted securities	683,600	631,200
Loans, net of allowance for loan losses of $1,954,307 in 2005
and $2,739,678 in 2004	198,411,785	195,497,850
Premises and equipment, net	7,174,461	7,426,552
Accrued interest receivable	1,705,916	1,508,793
Other assets	8,616,537	7,984,886

Total assets	$273,076,403	$280,993,869

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$35,308,433	$33,861,333
Interest-bearing	197,968,229	211,837,460
Total deposits	$233,276,662	$245,698,793
Short term borrowings	4,536,076	1,264,007
Accrued interest payable	874,490	674,880
Accrued expenses and other liabilities	930,068	903,060
Total liabilities	$239,617,296	$248,540,740

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$- -	$- -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750 in 2005 and in 2004	1,220,375	1,220,375
Additional paid-in capital	49,420	49,420
Retained earnings	32,971,223	31,357,497
Accumulated other comprehensive (loss), net	(781,911)	(174,163)
Total stockholders' equity	$33,459,107	$32,453,129

Total liabilities and stockholders' equity	$273,076,403	$280,993,869

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and Dividend Income
Loans, including fees	$12,610,968	$11,249,318	$11,032,968
Investment securities:
Taxable	1,285,326	1,415,127	1,917,763
Tax-exempt	522,300	590,092	589,977
Dividends	20,575	44,435	51,918
Federal funds sold	159,451	140,625	134,330
Other	8,320	12,980	8,783
Total interest and dividend income	$14,606,940	$13,452,577	$13,735,739

Interest Expense
Deposits	$4,170,702	$3,599,759	$4,456,840
Short term borrowings	66,688	12,486	- -
Total interest expense	$4,237,390	$3,612,245	$4,456,840

Net interest income	$10,369,550	$9,840,332	$9,278,899
Provision for loan losses	208,000	703,000	250,000
Net interest income after provision for loan losses	$10,161,550	$9,137,332	$9,028,899

Noninterest Income
Service charges on deposit accounts	$1,293,869	$1,166,361	$806,095
Net gain on sales and calls of securities	- -	101,767	114,290
Net gain on sales of loans	58,486	46,083	- -
Net gain (loss) on the sale of other real estate owned	(1,567)	(389)	137,132
Income from bank-owned life insurance	246,774	261,080	215,233
ATM fees	223,118	162,247	89,404
Other	255,563	277,329	110,401
Total noninterest income	$2,076,243	$2,014,478	$1,472,555

Noninterest Expenses
Salaries and employee benefits	$4,553,107	$4,395,791	$3,804,611
Occupancy	436,162	372,669	333,693
Equipment	810,273	878,549	791,409
Other	2,275,328	2,355,994	2,288,858
Total noninterest expenses	$8,074,870	$8,003,003	$7,218,571

Income before income taxes	$4,162,923	$3,148,807	$3,282,883

Provision for income taxes	1,060,344	674,582	750,785

Net income	$3,102,579	$2,474,225	$2,532,098

Earnings Per Share, basic and diluted	$1.27	$1.01	$1.03
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2005, 2004 and 2003
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2002	$1,224,000	$193,240	$28,993,185	$ 818,868		$31,229,293
Comprehensive income:
Net income	- -	- -	2,532,098	- -	$2,532,098	2,532,098
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes of $363,490	- -	- -	- -	- -	(705,599)	- -
Reclassification adjustment, net of
income taxes of $38,859	- -	- -	- -	- -	(75,431)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(781,030)	$(781,030)	(781,030)
Total comprehensive income	- -	- -	- -	- -	$1,751,068	- -
Cash dividends declared ($.37 per share)	- -	- -	(905,760)	- -		(905,760)
Balance at December 31, 2003	$1,224,000	$193,240	$30,619,523	$37,838		$32,074,601
Comprehensive income:
Net income	- -	- -	2,474,225	- -	$2,474,225	2,474,225
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes of $74,612	- -	- -	- -	- -	(144,835)	- -
Reclassification adjustment, net of
income taxes of $34,601	- -	- -	- -	- -	(67,166)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(212,001)	$(212,001)	(212,001)
Total comprehensive income	- -	- -	- -	- -	$2,262,224	- -
Shares repurchased	(3,625)	(143,820)				(147,445)
Cash dividends declared ($.71 per share)	- -	- -	(1,736,251)	- -		(1,736,251)
Balance at December 31, 2004	$1,220,375	$49,420	$31,357,497	$(174,163)		$32,453,129
Comprehensive income:
Net income	- -	- -	3,102,579	- -	$3,102,579	3,102,579
Other comprehensive (loss), net of taxes
unrealized (losses) on securities available
for sale, net of deferred taxes of $313,082	- -	- -	- -	(607,748)	(607,748)	(607,748)
Total comprehensive income	- -	- -	- -	- -	$2,494,831	- -
Cash dividends declared ($.61 per share)	- -	- -	(1,488,853)	- -		(1,488,853)
Balance at December 31, 2005	$1,220,375	$49,420	$32,971,223	$(781,911)		$33,459,107

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$ 3,102,579	$ 2,474,225	$ 2,532,098
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	742,517	692,591	546,840
Provision for loan losses	208,000	703,000	250,000
Net gain on sales and calls of securities	- -	(101,767)	(114,290)
Net gain on sales of loans	(58,486)	(46,083)	- -
Origination of loans held for sale	(4,895,100)	(3,627,250)	- -
Proceeds from sales of loans	4,953,586	3,673,333	- -
Net (gain) loss on sale of other real estate owned	1,567	389	(137,132)
Net amortization of securities	98,554	132,218	219,475
Deferred tax expense (benefit)	189,763	(6,708)	375,338
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(197,123)	(51,063)	(60,842)
(Increase) in other assets	(308,332)	(315,306)	(400,421)
Increase in accrued interest payable	199,610	(48,956)	(428,075)
Increase (decrease) in accrued expenses
and other liabilities	2,601	383,503	(546,229)
Net cash provided by operating activities	$ 4,039,736	$ 3,862,126	$ 2,236,762

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 808,000	$ 17,946,886	$ 59,923,070
Maturities and prepayments	1,226,578	4,619,095	13,093,600
Purchases	(3,943,743)	(8,965,066)	(62,335,276)
(Purchase) redemption of restricted securities	(52,400)	737,800	(299,250)
Net (increase) in loans	(3,400,833)	(23,216,995)	(9,234,129)
Purchase of bank-owned life insurance	- -	- -	(6,000,000)
Purchases of land, premises and equipment	(490,426)	(2,747,200)	(2,162,314)
Proceeds from sale of other real estate owned	77,331	91,349	821,818
Net cash (used in) investing activities	$ (5,775,493)	$ (11,534,131)	$ (6,192,481)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(12,422,131)	$9,277,936	$(2,481,330)
Net increase in short-term borrowings	3,272,069	1,264,007	- -
Dividends paid	(1,464,446)	(1,370,138)	(905,760)
Repurchase of common stock	- -	(147,445)	- -
Net cash provided by (used in) financing activities	$(10,614,508)	$9,024,360	$(3,387,090)

Net increase (decrease) in cash and cash equivalents	$(12,350,265)	$1,352,355	$(7,342,809)

Cash and Cash Equivalents
Beginning of year	21,580,530	20,228,175	27,570,984

End of year	$9,230,265	$21,580,530	$20,228,175

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,037,780	$3,661,201	$4,884,915

Income taxes	$822,044	$553,000	$461,500

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$278,898	$91,737	$65,406

Unrealized (losses) on securities available for sale	$(920,830)	$(321,214)	$(1,183,379)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

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

Business

The Company conducts the general business of a commercial bank. The Company is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System. The Company’s primary trade areas are in the Virginia counties of Nottoway, Amelia, Prince Edward, Chesterfield, and Colonial Heights. The Company offers traditional lending and deposit products to businesses and individuals.

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

Notes to Consolidated Financial Statements

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

The Company enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contrac ts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Virginia counties of Nottoway, Amelia, Prince Edward, Chesterfield and the City of Colonial Heights. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

All interest accrued but not collected for loans that are placed in a nonaccrual or charged off status are reversed against interest income in the period when the loan’s status changes to nonaccrual or the loan is charged off. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In ad dition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Notes to Consolidated Financial Statements

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets range from 3 to 39 years. Major improvements are capitalized while maintenance and repairs are charged to expense as incurred.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The Company had $200,000 in foreclosed assets at December 31, 2005 and no foreclosed assets at December 31, 2004.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component in the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding. The Company has no dilutive or potentially dilutive common stock equivalents. For the years ending December 31, 2005, 2004 and 2003, the weighted-average common shares outstanding were 2,440,750, 2,445,494 and 2,448,000 respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued.  The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guida nce within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Compnay does not anticipate the amendment will have a material effect on its financial statements.

                    In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) tha t was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax d eductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

Notes to Consolidated Financial Statements

Note 2.

Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 19,433,461	$ - -	$ (673,653)	$ 18,759,808
State and municipal	15,822,905	67,912	(241,538)	15,649,279
Mortgage-backed	9,557,418	7,928	(203,696)	9,361,650
Corporate	3,624,768	- -	(141,666)	3,483,102
	$ 48,438,552	$ 75,840	$ (1,260,553)	$ 47,253,839

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 18,434,080	$ 5,808	$ (298,988)	$ 18,140,900
State and municipal	16,133,991	246,321	(119,776)	16,260,536
Mortgage-backed	8,377,695	21,728	(56,826)	8,342,597
Corporate	3,682,175	- -	(62,150)	3,620,025
	$ 46,627,941	$ 273,857	$ (537,740)	$ 46,364,058

               The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2005 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$ 2,078,220	$ 2,087,526
Maturing after one year through five years	18,340,894	17,877,884
Maturing after five years through ten years	16,962,020	16,481,309
Maturing after ten years	1,500,000	1,445,470
Mortgage-backed securities	9,557,418	9,361,650
	$ 48,438,552	$ 47,253,839

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 3,648	$ (66)	$ 15,112	$ (608)
State and municipal	6,623	(93)	3,587	(149)
Mortgage-backed	4,918	(65)	4,216	(139)
Corporate	518	(18)	2,965	(123)
Total temporarily
impaired securities	$ 15,707	$ (242)	$ 25,880	$ (1,019)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2004	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 6,917	$ (89)	$ 6,790	$ (210)
State and municipal	3,101	(73)	2,294	(47)
Mortgage-backed	4,486	(29)	1,448	(28)
Corporate	2,322	(30)	1,298	(32)
Total temporarily
impaired securities	$ 16,826	$ (221)	$ 11,830	$ (317)

The unrealized losses in the investment portfolio as of December 31, 2005 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 69 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be ot her than temporary.

Securities having carrying values of $16,130,126 and $11,430,595 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required by law.

For the years ended December 31, 2005, 2004, and 2003, proceeds from sales and calls of securities amounted to $808,000, $17,946,886, and $59,923,070, respectively. Gross realized gains amounted to $147,827 for 2004 and $114,290 for 2003. There were no gross realized gains for 2005. Gross realized losses amounted to $46,060 in 2004.  There were no gross realized losses during 2005 or 2003.  The tax provision applicable to these net realized gains amounted to $34,601 for 2004 and $38,859 for 2003.

Notes to Consolidated Financial Statements

Note 3.

Loans

A summary of the balances of loans follows:

	December 31,
	2005	2004
	(In Thousands)
Mortgage loans on real estate:
Commercial	$ 54,549	$ 50,624
Residential 1-4 family	92,158	93,002
Construction	11,888	10,767
Commercial	23,884	26,464
Consumer installment	17,887	17,381
Total loans	$ 200,366	$ 198,238
Less: allowance for loan losses	1,954	2,740
Loans, net	$ 198,412	$ 195,498

Note 4.

Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Balance, beginning	$ 2,740	$ 2,371	$ 2,925
Provision for loan losses	208	703	250
Loans charged off	(1,387)	(468)	(918)
Recoveries of loans previously
charged off	393	134	114
Balance, ending	$ 1,954	$ 2,740	$ 2,371

Notes to Consolidated Financial Statements

A summary of information pertaining to impaired loans follows:

Years Ended December 31,
	2005	2004	2003
(In Thousands)

Impaired loans with
a valuation allowance	$ 1,366	$ 1,705	$ 1,676
Impaired loans without
a valuation allowance	- -	- -	- -
Total impaired loans	$ 1,366	$ 1,705	$ 1,676

Valuation allowance related
impaired loans	$ 306	$ 1,032	$ 639

Average investment in
impaired loans	$ 1,421	$ 2,690	$ 2,083

Interest income recognized	$ - -	$ - -	$ - -

Nonaccrual loans excluded from the impairment disclosure above under SFAS No. 114 totaled $329,041, $483,534 and $295,925 at December 31, 2005, 2004 and 2003, respectively. Income on nonaccrual and impaired loans under the original terms would have been approximately $145,418, $55,792 and $343,431 for 2005, 2004 and 2003, respectively.

Note 5.

Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2005	2004
	(In Thousands)

Land	$ 1,398	$ 1,398
Buildings	6,448	5,639
Furniture, fixtures and equipment	4,210	4,614
Construction in progress	139	822
	$ 12,195	$ 12,473
Accumulated depreciation	(5,021)	(5,046)
	$ 7,174	$ 7,427

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 totaled $742,517, $692,591 and $546,840, respectively.

Pursuant to the terms of a lease agreement pertaining to bank premises, future minimum rent commitments are as follows:

2006	$ 41,230
2007	42,055
2008	42,896
2009	14,393
$ 140,574

Note 6.

Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 were $42,970,172 and $53,824,536, respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

(In thousands)
2006	$ 59,368
2007	34,975
2008	14,354
2009	11,071
2010	6,891
$ 126,659

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $97,876 and $176,065, respectively.

Note 7.

Short Term Borrowings

Short term borrowings include customer deposit  balances that are invested overnight into an investment sweeps product.  The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however the Company pledges U.S. government securities for the balances held in these accounts.

The Company also has available lines of credit with several correspondent banks totaling $84,900,000.  No amounts were drawn at December 31, 2005 or 2004.

Note 8.

Income Taxes

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2005	2004	2003

Current tax expense	$ 870,581	$ 681,290	$ 375,447
Deferred tax expense (benefit)	189,763	(6,708)	375,338
	$ 1,060,344	$ 674,582	$ 750,785

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2005	2004	2003

Computed "expected" tax expense	$ 1,415,394	$ 1,070,594	$ 1,116,180
Tax-exempt income	(286,158)	(323,507)	(287,022)
Other, net	(68,892)	(72,505)	(78,373)
	$ 1,060,344	$ 674,582	$ 750,785

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$ 410,537	$ 715,876
Nonaccrual loan interest	43,931	18,969
Deferred compensation	- -	17,640
Intangible assets	10,531	19,285
Net unrealized loss on
securities available for sale	402,803	89,721
Other real estate	3,830	- -
Deferred tax assets	$ 871,632	$ 861,491

Deferred tax liabilities:
Deferred loan fees	$ 196,667	$ 182,316
Depreciation	234,057	238,018
Prepaid pension	18,648	15,967
Discount accretion on securities	4,086	30,117
Other	-	100,218
Deferred tax liabilities	$ 453,458	$ 566,636
Net deferred tax assets	$ 418,174	$ 294,855

Notes to Consolidated Financial Statements

Note 9.

Employee Benefit Plans

Defined Benefit Pension Plan

Information pertaining to the activity in the defined benefit pension plan is as follows:

	Years Ended December 31,
	2005	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning	$ 2,926,291	$ 2,325,737	$ 4,077,468
Service cost	270,118	211,129	154,311
Interest cost	182,171	156,208	155,059
Actuarial loss	110,172	256,689	348,853
Plan amendments	- -	- -	(1,938,718)
Benefits paid	(57,251)	(23,472)	(471,236)
Benefit obligation, ending	$ 3,431,501	$ 2,926,291	$ 2,325,737

Change in Plan Assets
Fair value of plan assets, beginning	$ 2,481,408	$ 2,055,327	$ 2,082,706
Actual return on plan assets	266,226	197,723	242,819
Employer contributions	259,714	251,830	201,038
Benefits paid	(57,251)	(23,472)	(471,236)
Fair value of plan assets, ending	$ 2,950,097	$ 2,481,408	$ 2,055,327

Funded Status	$ (481,404)	$ (444,883)	$ (270,410)
Unrecognized net actuarial loss	2,184,160	2,236,691	2,108,362
Unrecognized prior service cost	(1,647,910)	(1,744,846)	(1,841,782)
Prepaid (accrued) benefit cost
included in other assets (liabilities)	$ 54,846	$ 46,962	$ (3,830)

The accumulated benefit obligation for the defined benefit pension plan was $2,982,863, $2,666,018 and $2,214,122 at December 31, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

The following table provides the components of the net periodic benefit cost for the plan:

	2005	2004	2003

Service cost	$ 270,118	$ 211,129	$ 154,311
Interest cost	182,171	156,208	155,059
Expected return on plan assets	(196,097)	(163,152)	(161,740)
Amortization of prior service cost	(96,936)	(96,936)	(96,936)
Recognized net actuarial loss	92,574	93,789	85,617
Net periodic benefit cost	$ 251,830	$ 201,038	$ 136,311

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2005	2004	2003

Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

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

Notes to Consolidated Financial Statements

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	Plan Assets at September 30,
	2005	2004
Asset Category
Mutual funds - fixed income	40%	40%
Mutual funds - equity	56%	56%
Other	4%	4%
Total	100%	100%

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

The Company expects to contribute $250,000 to its pension plan in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2006	$ 23,472
2007	37,924
2008	39,682
2009	54,203
2010	60,148
2011-2015	774,816
$ 990,245

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

Deferred Compensation Agreements

Effective October 1, 2005, the Board of Directors approved the termination of the deferred compensation plan. The accrued liability balance at the termination date was $64,873. Upon termination of the plan, each participant received a distribution of the accrued benefit that totaled $38,770, with the remaining liability totaling $26,103 being credited to non-interest expense.  Deferred compensation expense was $136,427 and $78,169 for the years ended December 31, 2004 and 2003, respectively.  During 2004, the Company reversed $162,535 in accrued benefits on participants no longer employed by the Company.

401(k) Plan

During 2003, the Company instituted a 401(k) plan whereby substantially all employees participate in the plan after completing three months of service. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employee equally over a three-year period. For the years ended December 31, 2005, 2004 and 2003 expense attributable to the plan amounted to $60,810, $65,471 and $29,730, respectively.

Note 10.

Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $493,000 and $752,000 at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, total principal additions were $407,000 and total principal payments and charges were $666,000.

Notes to Consolidated Financial Statements

Note 11.

Other Expenses

The principal components of other expenses in the statements of income are:

	2005	2004	2003

Accounting fees	$ 159,731	$ 186,368	$ 104,496
Bank franchise tax	192,641	179,545	259,296
Consulting fees	49,246	138,993	89,428
Directors fees	124,000	126,100	96,985
Data processing services	176,260	227,640	226,479
Legal fees	99,966	160,552	226,676
Marketing	116,070	116,429	205,104
Stationery and supplies	178,645	216,148	203,838
Other (includes no items
in excess of 1% of total
revenues)	1,178,769	1,004,219	876,556
	$ 2,275,328	$ 2,355,994	$ 2,288,858

Note 12.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
	(In Thousands)

Commitments to extend credit	$ 22,804	$ 28,768
Standby letters of credit	559	420

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

Note 13.

Restrictions on Cash and Due From Banks

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2005, the aggregate amount of daily average required reserves was approximately $319,000.  The Bank is also required to maintain certain required reserve balances with a correspondent bank.  Those required balances were $1,000,000 at December 31, 2005.

Note 14.

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

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $1,446,000 at December 31, 2005.

Note 15.

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

Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2005: Total Capital to Risk Weighted Assets Consolidated	$ 36,195	19.8%	$ 14,607	8.0%	N/A
Bank	$ 28,380	15.7%	$ 14,503	8.0%	$ 18,129	10.0%
Tier 1 Capital to Risk Weighted Assets Consolidated	$ 34,241	18.8%	$ 7,304	4.0%	N/A
Bank	$ 26,426	14.6%	$ 7,251	4.0%	$ 10,877	6.0%
Tier 1 Capital to Average Assets Consolidated	$ 34,241	12.3%	$ 11,098	4.0%	N/A
Bank	$ 26,426	9.7%	$ 11,884	4.0%	$ 13,605	5.0%
As of December 31, 2004: Total Capital to Risk Weighted Assets Consolidated	$ 34,879	19.4%	$ 14,373	8.0%	N/A
Bank	$ 26,870	15.1%	$ 14,279	8.0%	$ 17,849	10.0%
Tier 1 Capital to Risk Weighted Assets Consolidated	$ 32,627	18.2%	$ 7,186	4.0%	N/A
Bank	$ 24,633	13.8%	$ 7,140	4.0%	$ 10,709	6.0%
Tier 1 Capital to Average Assets Consolidated	$ 32,627	11.6%	$ 11,291	4.0%	N/A
Bank	$ 24,633	8.9%	$ 11,039	4.0%	$ 13,799	5.0%

Notes to Consolidated Financial Statements

Note 16.

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

Short term borrowings:   The carrying amounts of federal funds purchased and other short term borrowings maturing within 90 days approximate their fair values.

Accrued Interest:  The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2005 and 2004, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

Notes to Consolidated Financial Statements

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in Thousands)
Financial assets:
Cash and cash equivalents	$ 9,230	$ 9,230	$ 21,581	$ 21,581
Securities available for sale	47,254	47,254	46,364	46,364
Restricted securities	684	684	631	631
Loans, net	198,412	195,230	195,498	194,510
Accrued interest receivable	1,706	1,706	1,509	1,509

Financial liabilities:
Deposits	$ 233,277	$ 221,429	$ 245,699	$ 240,790
Short term borrowings	$ 4,536	$ 4,536	$ 1,264	$ 1,264
Accrued interest payable	874	874	675	675

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

Note 17.

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

Notes to Consolidated Financial Statements

Balance Sheets (Condensed)
December 31, 2005 and 2004

Assets	2005	2004

Cash	$ 2,991,276	$ 2,548,101
Investment in subsidiary	25,744,388	24,493,071
Securities available for sale at fair market value	4,941,917	5,200,984
Other assets	206,226	682,585

Total assets	$ 33,883,807	$ 32,924,741

Liabilities and Stockholders' Equity

Other liabilities	$ 424,700	$ 471,612

Stockholders' equity	33,459,107	32,453,129

Total liabilities and stockholders' equity	$ 33,883,807	$ 32,924,741

Statements of Income (Condensed)
For the Years Ended December 31, 2005 and 2004 and the
Period from December 18, 2003 (Inception) to December 31, 2003

	2005	2004	2003

Dividends from subsidiary	$ 1,500,000	$ - -	$ 10,000,000
Interest income on investments	165,317	174,364	252
Total income	$ 1,665,317	$ 174,364	$ 10,000,252

Noninterest expense - other	$ 460,421	$ 347,835	$ 19,539

Income (loss) before income taxes and equity in undistributed
(distributions in excess of) earnings of subsidiary	$ 1,204,896	$ (173,471)	$ 9,980,713
Allocated income tax benefit	104,840	63,456	6,558
Income (loss) before equity in undistributed
(distributions in excess of) earnings of subsidiary	$ 1,309,736	$ (110,015)	$ 9,987,271
Equity in undistributed (distributions in excess of)
earnings of subsidiary	1,792,843	2,584,240	(7,455,173)
Net income	$ 3,102,579	$ 2,474,225	$ 2,532,098

Notes to Consolidated Financial Statements

Statements of Cash Flows (Condensed)
For the Years Ended December 31, 2005 and 2004 and the
Period from December 18, 2003 (Inception) to December 31, 2003

	2005	2004	2004
Cash Flows from Operating Activities
Net income	$ 3,102,579	$ 2,474,225	$ 2,532,098
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Equity in (undistributed) distributed in
excess of earnings of subsidiary	(1,792,843)	(2,584,240)	7,455,173
Changes in other assets and liabilities:
(Increase) decrease in other assets	460,898	(634,488)	(30,837)
Increase (decrease) in other liabilities	(71,316)	105,500	- -
Net cash provided by (used in) operating activities	$ 1,699,318	$ (639,003)	$ 9,956,434

Cash Flows from Investing Activities
Purchases of securities	$ - -	$ (2,693,434)	$ (2,987,328)
Calls and prepayments of securities	208,303	429,015	- -
Net cash provided by (used in) investing activities	$ 208,303	$ (2,264,419)	$ (2,987,328)

Cash Flows from Financing Activities
Repurchase of common stock	$ - -	$ (147,445)	$ - -
Dividends paid	(1,464,446)	(1,370,138)	-
Net cash (used in) financing activities	$ (1,464,446)	$ (1,517,583)	$ - -

Net increase (decrease) in cash and cash equivalents	$ 475,896	$ (4,421,005)	$ 6,969,106

Cash and Cash Equivalents
Beginning of year	2,548,101	6,969,106	- -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:  March 30, 2006

By:

/s/ Joseph D. Borgerding.

Joseph D. Borgerding

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Borgerding Joseph D. Borgerding	President and Chief Executive Offiicer and Director (principal executive officer)	March 30, 2006
/s/ Ronald E. Baron Ronald E. Baron	Senior Vice President and Chief Financial Officer (principal financial officer)	March 30, 2006
/s/ Irving J. Arnold Irving J. Arnold	Director	March 30, 2006
/s/ William D. Coleburn William D. Coleburn	Director	March 30, 2006
/s/ J.M.H. Irby J.M.H. Irby	Director	March 30, 2006
/s/ Roy C. Jenkins, Jr. Roy C. Jenkins, Jr.	Director	March 30, 2006
/s/ Joseph F. Morrissette Joseph F. Morrissette	Director	March 30, 2006
/s/ E. Walter Newman E. Walter Newman	Director	March 30, 2006

/s/ JoAnne Scott Webb JoAnne Scott Webb	Director	March 30, 2006
/s/ Samuel H. West Samuel H. West	Director	March 30, 2006
/s/ Jerome A. Wilson, III Jerome A. Wilson, III	Director	March 30, 2006

EXHIBIT INDEX

Exhibit No.

Description

3.1

Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2

Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed February 6, 2004).

10.1

Management Continuity Agreement dated as of May 2, 2005 between the Company and Ronald E. Baron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 13, 2005).

10.2

Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (filed herewith).

21.1

Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed April 1, 2005).

31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) (filed herewith).

32.1

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

32.2

Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).