Form 10-K/A
period 2005-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2006-04-07
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, solely for the purpose of amending the “Interest Sensitivity Gap Analysis” table included in Part II, Item 7A, on page 36 of the Form 10-K filed on April 5, 2006.

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

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

INTEREST SENSITIVITY GAP ANALYSIS

At December 31, 2005

(In thousands)	Within	91 to 365	1 to 2	2 to 5	Over 5	Total
	90 Days	Days	Years	Years	Years	Institution
Earning Assets
Securities, at fair value	2,702	4,835	4,458	18,349	16,910	47,254
Restricted securities	684	-	-	-	-	684
Federal funds sold	513	-	-	-	-	513
Interest-bearing deposits in banks	72	-	-	-	-	72
Loans, net of unearned income	31,352	52,884	36,173	38,908	41,049	200,366
Total earning assets	35,323	57,719	40,631	57,257	57,959	248,889

Interest-bearing Liabilities
NOW Accounts	2,148	6,444	8,591	18,614	650	36,447
Money market accounts	14,765	-	-	-	-	14,765
Savings accounts	1,206	3,618	4,823	10,450	-	20,097
Time deposits	9,896	49,472	34,975	32,316	-	126,659
Short term borrowings	4,536	-	-	-	-	4,536
Total interest-bearing liabilities	32,551	59,534	48,389	61,380	650	202,504

Cumulative interest sensitivity gap	2,772	957	(6,801)	(10,924)	46,385	-
GAP / total earning assets (%)	1.11%	0.38%	(2.73)%	(4.39)%	18.64%	-

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

10.2

Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (filed herewith).*

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

*Filed with Form 10-K on April 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:  April 7, 2006

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

10.2

Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (filed herewith).*

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

* Filed with Form 10-K on April 5, 2006.