Form 10-Q
period 2006-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2006-05-15
CIK 1277254

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

[   ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number: 0-50576

CITIZENS BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	20-0469337 (I.R.S. Employer Identification No.)

126 South Main Street Blackstone, VA (Address of principal executive offices)	23824 (Zip Code)

(434) 292-7221

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 2,440,750 shares of Common Stock as of May 5, 2006.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2006

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

Item 1A.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

      Other Information

18

Item 6.

Exhibits

18

Signatures

19

Part I.  Financial Information

Item 1.  Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)

Cash and due from banks	$ 7,150	$ 8,645
Interest-bearing deposits in banks	183	72
Federal funds sold	2,813	513
Securities available for sale, at fair market value	45,130	47,254
Restricted securities	659	684
Loans, net of allowance for loan losses of $1,978
and $1,954	204,903	198,412
Premises and equipment, net	7,083	7,174
Accrued interest receivable	1,671	1,706
Other assets	8,617	8,616

Total assets	$ 278,209	$ 273,076

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 37,000	$ 35,308
Interest-bearing	200,761	197,968
Total deposits	$ 237,761	$ 233,276
Short term borrowings	4,523	4,536
Accrued interest payable	1,019	875
Accrued expenses and other liabilities	1,148	930
Total liabilities	$ 244,451	$ 239,617

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	33,362	32,971
Accumulated other comprehensive income (loss), net	(873)	(781)
Total stockholders' equity	$ 33,758	$ 33,459

Total liabilities and stockholders' equity	$ 278,209	$ 273,076

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Interest and Dividend Income
Loans, including fees	$ 3,352	$ 3,019
Investment securities:
Taxable	350	307
Exempt from federal income taxes	118	134
Dividends	14	6
Federal Funds sold	6	52
Other	2	7

Total interest and dividend income	$ 3,842	$ 3,525

Interest Expense
Deposits	$ 1,175	$ 954
Short term borrowings	52	10
Total interest expense	$ 1,227	$ 964
Net interest income	$ 2,615	$ 2,561
Provision for loan losses	15	145

Net interest income after provision
for loan losses	$ 2,600	$ 2,416

Noninterest Income
Service charges on deposit accounts	$ 310	$ 306
Net gain on sales and calls of securities	-	-
Net gain on sales of loans	14	13
Net gain (loss) on sale of other real estate owned	-	(3)
Income from bank owned life insurance	61	60
Other	108	99
Total noninterest income	$ 493	$ 475

Noninterest Expense
Salaries and employee benefits	$ 1,169	$ 1,102
Net occupancy expense	120	105
Equipment expense	182	203
Other	538	533
Total noninterest expense	$ 2,009	$ 1,943

Income before income taxes	$ 1,084	$ 948

Income taxes	303	239

Net income	$ 781	$ 709

Earnings per share, basic and diluted	$ 0.32	$ 0.29

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)
				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2004	$ 1,220	$ 49	$ 31,358	$ (174)		$ 32,453
Comprehensive income:
Net income	-	-	709	-	$ 709	709
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(441)	$ (441)	(441)
Total comprehensive income	-	-	-	-	$ 268	-

Cash dividends	-	-	(366)	-		(366)
Balance at March 31, 2005	$ 1,220	$ 49	$ 31,701	$ (615)		$ 32,355

Balance at December 31, 2005	$ 1,220	$ 49	$ 32,971	$ (781)		$ 33,459
Comprehensive income:
Net income	-	-	781	-	$ 781	781
Other comprehensive income:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(92)	(92)	(92)
Total comprehensive income	-	-	-	-	$ 689	-
Cash dividends	-	-	(390)	-		(390)
Balance at March 31, 2006	$ 1,220	$ 49	$ 33,362	$ (873)		$ 33,758

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$ 781	$ 709
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	159	174
Provision for loan losses	15	145
Net (gain)loss on sales of loans	(14)	(13)
Origination of loans held for sale	(1,002)	(959)
Proceeds from sales of loans	1,062	1,047
Net (gain) loss on sale of OREO	- -	3
Net amortization of securities	24	26
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	35	(71)
(Increase) in other assets	(50)	(461)
(Increase) in OREO	- -	(182)
Increase (decrease) in accrued interest payable	145	(25)
Increase in accrued expenses and other liabilities	218	652
Net cash provided by operating activities	$ 1,423	$ 1,045
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities and prepayments	$ 1,962	$ 545
Purchases	- -	(1,000)
(Purchase) redemption of restricted securities	25	(16)
Net decrease (increase) in loans	(6,506)	286
Purchases of land, premises and equipment	(68)	(60)
Proceeds from sale of other real estate owned	- -	32
Net cash used in investing activities	$ (4,587)	$ (213)
Cash Flows from Financing Activities
Net (decrease) in deposits	$ 4,484	$ (9,156)
Net (decrease) in short-term borrowings	(14)	(134)
Dividends paid	(390)	366
Net cash provided (used in) financing activities	$ 4,080	$ (9,656)
Net increase (decrease) in cash and cash equivalents	$ 916	$ (8,824)
Cash and Cash Equivalents
Beginning of period	$ 9,230	$ 21,580
End of period	$ 10,146	$ 12,756
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 1,082	$ 939
Income taxes	$ 225	$ - -
Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	- -	182
Unrealized (losses) on securities available for sale	$ (138)	$ (668)
See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.

General

The Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 and the Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2006 and 2005, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of March 31, 2006, the Bank employed 110 employees, with a resulting 108 full-time equivalent.  The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all branch offices are located in Virginia.

 Note 2.

Securities

       Securities available for sale are summarized below:

	March 31, 2006
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,434	$ - -	$ (776)	$ 18,658
State and municipal	14,371	42	(235)	14,178
Mortgage-backed	9,038	7	(207)	8,838
Corporate	3,610	- -	(154)	3,456
	$ 46,453	$ 49	$ (1,372)	$ 45,130

(Dollars in thousands)	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,434	$ - -	$ (674)	$ 18,760
State and municipal	15,823	68	(241)	15,649
Mortgage-backed	9,557	8	(204)	9,362
Corporate	3,625	- -	(142)	3,483
	$ 48,439	$ 76	$ (1,261)	$ 47,254

Information pertaining to securities with gross unrealized losses at March 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2006	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 696	$ (18)	$ 17,962	$ (758)
State and municipal	6,083	(54)	4,564	(181)
Mortgage-backed	3,225	(62)	3,961	(145)
Corporate	511	(21)	2,944	(133)
Total temporarily
impaired securities	$ 10,515	$ (155)	$ 29,431	$ (1,217)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 3,648	$ (66)	$ 15,112	$ (608)
State and municipal	6,623	(93)	3,587	(149)
Mortgage-backed	4,918	(65)	4,216	(139)
Corporate	518	(18)	2,965	(123)
Total temporarily
impaired securities	$ 15,707	$ (242)	$ 25,880	$ (1,019)

The unrealized losses in the investment portfolio as of March 31, 2006 are considered temporary and are a result of general market fluctuations that occur daily.  The unrealized losses are from 70 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  Market prices change daily and are affected by conditions beyond the control of the Company.  Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company.  Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.  As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note  3.

Loans

The loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Mortgage loans on real estate:
Commercial	$ 58,113	$ 54,549
Residential 1-4 family	91,893	92,158
Construction	15,092	11,888
Total real estate loans	$ 165,098	$ 158,595
Commercial loans	23,814	23,884
Consumer	17,969	17,887
Total loans	$ 206,881	$ 200,366
Less: allowance for loan losses	1,978	1,954
Loans, net	$ 204,903	$ 198,412

The Company had $1.8 million in non-accruing loans at March 31, 2006.

Note 4.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005
Balance, beginning	$ 1,954	$ 2,740
Provision for loan losses	15	208
Loans charged off	(38)	(1,387)
Recoveries of loans previously charged off	47	393
Balance, ending	$ 1,978	$ 1,954

The following is a summary of impaired loans:

(Dollars in Thousands)	March 31, 2006	December 31, 2005
Impaired loans with a valuation allowance	$1,380	$1,366
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$1,380	$1,366

Valuation allowance related to impaired loans	$ 307	$ 306

Average investment in impaired loans	$1,373	$1,421

Interest income recognized	$ - -	$ - -

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”) totaled $445,004 and $329,041 at March 31, 2006 and December 31, 2005, respectively.  Income on non-accrual and impaired loans under the original terms would have been approximately $56,067 and $64,016 for March 31, 2006 and March 31, 2005, respectively.

Note 5.

Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the three months ended March 31, 2006 and March 31, 2005.

Note 6.

Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2006 and 2005 were as follows:

(Dollars in thousands)	Pension Benefits
	2006	2005

Service cost	$ 74	$ 53
Interest cost	51	39
Expected return on plan assets	(58)	(41)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	22	24
Net periodic benefit cost	$ 65	$ 51

The Company made its required 2006 fiscal year contribution to the pension plan in December 2005 in the amount of $260,000 and anticipates making the 2007 contribution in December 2006.   The Company estimates this contribution to be approximately $262,000.  The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the calendar year in which it makes pension plan contributions.

Note 7.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

Presented below is a discussion of those accounting policies (Critical Accounting Policies) that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.   The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail,  and depending  upon the severity of such changes, materially different  financial  condition  or  results  of  operations  is  a reasonable  likelihood.

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

OVERVIEW AND FINANCIAL CONDITION

General

Total assets for the Company increased to $278.2 million at March 31, 2006 compared to $273.1 million at December 31, 2005, representing an increase of $5.1 million or 1.9%.   Total loans at March 31, 2006 were $204.9 million, an increase of $6.5 million from the December 31, 2005 amount of $198.4 million. Net loans as a percent of total assets were 73.7% at March 31, 2006 as compared to 72.5% at December 31, 2005.  Meanwhile, the federal funds and overnight funds positions increased $2.4 million from $585 thousand at December 31, 2005 to $2.9 million at March 31, 2006, an increase of 412.1%.

Total deposits of $237.8 million at March 31, 2006 represented an increase of $4.5 million from $233.3 million at December 31, 2005.  Total certificates of deposit at March 31, 2006 were $129.3 million, up $2.1 million from December 31, 2005.

Stockholders’ equity was $33.7 million at March 31, 2006 compared to $33.4 million at December 31, 2005.  The book value per common share was $13.83 at March 31, 2006 compared to $13.70 at December 31, 2005.  Net unrealized losses on available for sale securities increased $91 thousand from $781 thousand at December 31, 2005 to $873 thousand as of March 31, 2006.  On March 22, 2006, the Board of Directors approved a cash dividend of 16 cents per outstanding share for a total dividend payment of $390 thousand, and paid to shareholders on April 14, 2006.

The Company reported net income for the three months ended March 31, 2006 of $781 thousand or $.32 per share compared to $709 thousand or $.29 per share for the first three months of 2005.  Annualized returns on average assets and equity for the three months ended March 31, 2006 were 1.15% and 9.30%, respectively, compared to 1.02% and 8.63% for the same period in 2005.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $2.61 million for the three months ended March 31, 2006 compared to $2.56 million for the same period in 2005.  The results for the current quarter reflect the effects of ongoing increases in short-term interest rates.  The yield on earning assets and for interest-bearing liabilities for the first three months of 2006 was 6.17% and 2.43%, respectively, which is an increase of 59 basis points and 57 basis points, respectively, for the same period in 2005.  Management is pleased with the steady increase in low-cost deposit balances during the quarter, and it is working diligently to control the impact of higher short-term rates on retaining and attracting certificates of deposits.

Two major components of net interest income are interest income on loans and interest expense on deposits. Interest income on loans increased $333 thousand for the three months ended March 31, 2006 compared to the prior year.  Interest and dividend income on investment securities and overnight funds declined by $16 thousand for the same period, for a total change in interest income of $317 thousand.   Interest expense on deposits and short-term borrowings increased $263 thousand for the three months ended March 31, 2006.   Overall, this produced an increase of $54 thousand in the total net interest income for the period when compared to the same period in 2005.

Non-interest Income

Non-interest income increased 3.8% to $493 thousand for the first three months of 2006 compared to $475 thousand for the same period in 2005.  Below is a representation of the changes to the significant components:

(In thousands)	Three Months Ended
Non-interest Income	March 31, 2006	March 31, 2005	% Change
Service charges on deposit accounts	$ 310	$ 306	1.3%
Net gain on sales of loans	14	13	7.7%
Net gain (loss) on sale of other real estate owned	- -	(3)	100.0%
Income from bank owned life insurance	61	60	1.7%
Other (including ATM fees, etc.)	108	99	9.1%
Total non-interest income	$ 493	$ 475	3.8%

•

Service charges on deposit accounts increased 1.3% or $4 thousand primarily as the result of lower overdraft fees, due in part to daily maximum limits being placed for the automatic overdraft program, and consumers moving from fee-generating products to free checking products.

•

Other operating income increased $9 thousand primarily due to an increase in ATM fees and other service fees charged.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead costs.  Total non-interest expense was $2.0 million for the first three months of 2006 compared to $1.9 million for the same period in 2005, an increase of $66 thousand.  The following table outlines the changes in significant components:

(In thousands)	Three Months Ended
Non-interest Expense	March 31, 2006	March 31, 2005	% Change
Salaries and employee benefits	$ 1,169	$ 1,102	6.1%
Net occupancy expense	120	105	14.3%
Equipment expense	182	203	(10.3)%
Other operating expense	538	533	0.9%
Total non-interest expense	$ 2,009	$ 1,943	3.4%

•

Salaries and employee benefits increased $67 thousand as a result of increased salary expense attributed to additional staffing for branch expansion, cost of living increases and benefit expense increases from higher plan premiums and costs for the 401-K employer match.

•

Net occupancy expense increased $15 thousand primarily a result of depreciation expense related to the Colonial Heights branch and an increase in building repairs and maintenance.

•

Equipment expense decreased $21 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2006 was $1.98 million compared to $1.95 million at December 31, 2005.  The allowance for loan losses was 0.96% of total loans outstanding at March 31, 2006 compared to .98% of total loans outstanding at December 31, 2005, a decrease of 2 basis points.  During the three months ending March 31, 2006, the Bank charged off $38 thousand in loans and a total of $47 thousand was recovered from previous write-offs, resulting in a net increase of $24 thousand to the allowance.  As a result of the current level of the allowance and the asset quality of the loan portfolio, Management did not make any additional provision to the allowance during the first three months of 2006.  However, $15 thousand was added to the allowance for possible losses anticipated from the automatic overdraft program.

Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2006.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Criticized Loans are defined by management as loans which may or may not be currently accruing interest, and while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at March 31, 2006 and December 31, 2005 totaled $3,068,000 and $2,297,000, respectively. At March 31, 2006 and December 31, 2005, $283,000 and $195,000, respectively was included in the Allowance for Loan Loss to cover for the possible losses on these loans.

The Company had $1.8 million in non-accruing loans at March 31, 2006 compared to $1.3 million at March 31, 2005, an increase of $0.5 million or 38.5%.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and at its correspondent banks.  The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis. We consider our sources of liquidity to be ample to meet our estimated needs.

Capital Resources

Stockholders’ equity at March 31, 2006 and December 31, 2005 was $33.8 million and $33.5 million, respectively.  Total number of common shares outstanding at March 31, 2006 and March 31, 2005 was 2,440,750.

At March 31, 2006, the Company’s Tier 1 and total risk-based capital ratios were 18.3% and 19.4%, respectively, compared to 18.8% and 19.8% at December 31, 2005.  The Company’s leverage ratio was 12.5% at March 31, 2006 compared to 12.3% at December 31, 2005.  The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There have been no changes that would significantly alter the disclosure previously reported as of December 31, 2005.  For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiary, is a party or of which the property of the Company is subject.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2006.

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

May 15, 2006

/s/ Joseph D. Borgerding

Joseph D. Borgerding

President and Chief Executive Officer

Date:

May 15, 2006

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