Form 10-Q
period 2006-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2006-08-14
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,440,750 shares of Common Stock as of August 7, 2006.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended June 30, 2006

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures	20

Part I. Financial Information

Item 1. Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,
	2006	December 31,
Assets	(Unaudited)	2005

Cash and due from banks	$ 6,207	$ 8,645
Interest-bearing deposits in banks	92	72
Federal funds sold	3,338	513
Securities available for sale, at fair market value	48,391	47,254
Restricted securities	795	684
Loans, net of allowance for loan losses of $1,988 and $1,954	203,256	198,412
Premises and equipment, net	7,651	7,174
Accrued interest receivable	1,751	1,706
Other assets	8,670	8,616

Total assets	$ 280,151	$ 273,076

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 38,322	$ 35,308
Interest-bearing	199,869	197,968
Total deposits	$ 238,191	$ 233,276
Short term borrowings	6,080	4,536
Accrued interest payable	1,143	875
Accrued expenses and other liabilities	829	930
Total liabilities	$ 246,243	$ 239,617

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	33,855	32,971
Accumulated other comprehensive loss	(1,216)	(781)
Total stockholders' equity	$ 33,908	$ 33,459

Total liabilities and stockholders' equity	$ 280,151	$ 273,076

See accompanying notes to interim financial statements.

                                                                                                      3

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$ 6,927	$ 6,053	$ 3,575	$ 3,034
Investment securities:
Taxable	695	617	345	310
Exempt from federal income taxes	235	266	117	132
Dividends	23	13	9	7
Federal Funds sold	44	92	38	40
Other	4	8	2	1

Total interest and dividend income	$ 7,928	$ 7,049	$ 4,086	$ 3,524

Interest Expense
Deposits	$ 2,447	$ 1,944	$ 1,272	$ 988
Short term borrowings	94	15	42	7
Total interest expense	$ 2,541	$ 1,959	$ 1,314	$ 995
Net interest income	$ 5,387	$ 5,090	$ 2,772	$ 2,529
Provision for loan losses	34	196	19	51

Net interest income after provision
for loan losses	$ 5,353	$ 4,894	$ 2,753	$ 2,478

Noninterest Income
Service charges on deposit accounts	$ 634	$ 638	$ 324	$ 332
Net gain on sales and calls of securities	-	-	-	-
Net gain on sales of loans	45	33	31	20
Net gain (loss) on sale of other real estate owned	77	(2)	77	1
Income from bank owned life insurance	127	127	66	67
Other	226	204	118	105
Total noninterest income	$ 1,109	$ 1,000	$ 616	$ 525

Noninterest Expense
Salaries and employee benefits	$ 2,360	$ 2,248	$ 1,191	$ 1,146
Net occupancy expense	264	217	144	112
Equipment expense	372	407	190	204
Other	1,140	1,166	602	633
Total noninterest expense	$ 4,136	$ 4,038	$ 2,127	$ 2,095

Income before income taxes	$ 2,326	$ 1,856	$ 1,242	$ 908

Income taxes	661	462	358	223

Net income	$ 1,665	$ 1,394	$ 884	$ 685

Earnings per share, basic and diluted	$ 0.68	$ 0.57	$ 0.36	$ 0.28

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2004	$ 1,220	$ 49	$ 31,358	$ (174)		$ 32,453
Comprehensive income:
Net income	-	-	1,394	-	$ 1,394	1,394
Other comprehensive loss:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(34)	$ (34)	(34)
Total comprehensive income	-	-	-	-	$ 1,360	-

Cash dividends	-	-	(732)	-		(732)
Balance at June 30, 2005	$ 1,220	$ 49	$ 32,020	$ (208)		$ 33,081

Balance at December 31, 2005	$ 1,220	$ 49	$ 32,971	$ (781)		$ 33,459
Comprehensive income:
Net income	-	-	1,665	-	$ 1,665	1,665
Other comprehensive income:
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(435)	(435)	(435)
Total comprehensive income	-	-	-	-	$ 1,230	-
Cash dividends	-	-	(781)	-		(781)
Balance at June 30, 2006	$ 1,220	$ 49	$ 33,855	$ (1,216)		$ 33,908

See accompanying Notes to Interim Consolidated Financial Statements.

                                        CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$ 1,665	$ 1,394
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	320	370
Provision for loan losses	34	196
Net (gain)loss on sales of loans	(45)	- -
Origination of loans held for sale	(2,621)	- -
Proceeds from sales of loans	2,666	- -
Net (gain) loss on sale of OREO	(77)	2
Net amortization of securities	45	56
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	45	(168)
(Increase) in other assets	(124)	(327)
Increase in accrued interest payable	268	177
Increase (decrease) in accrued expenses and other liabilities	(101)	193
Net cash provided by operating activities	$ 2,075	$ 1,893
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities and prepayments	$ 2,501	$ 1,212
Purchases	(4,340)	(2,510)
(Purchase) of restricted securities	(111)	(17)
Net (increase) decrease in loans	(4,878)	135
Purchases of land, premises and equipment	(795)	(247)
Proceeds from sale of other real estate owned	277	61
Net cash used in investing activities	$ (7,346)	$ (1,366)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ 4,915	$ (9,073)
Net increase in short-term borrowings	1,544	8
Dividends paid	(781)	(732)
Net cash provided by (used in) financing activities	$ 5,678	$ (9,797)
Net increase (decrease) in cash and cash equivalents	$ 407	$ (9,270)
Cash and Cash Equivalents
Beginning of period	$ 9,230	$ 21,580
End of period	$ 9,637	$ 12,756
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 2,272	$ 1,781
Income taxes	$675	$ 476
Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	- -	100
Unrealized (losses) on securities available for sale	$657	$(51)

See accompanying Notes to Interim Consolidated Financial Statements.

                                           CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, the Consolidated Statements of Income for three months and six months ended June 30, 2006 and June 30, 2005, and Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2006 and 2005, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2006 and the results of operations for the three months and the six months ended June 30, 2006 and 2005. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and six- month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2006, the Bank employed 111 full and part-time employees, which resulted in 105 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all branch offices are located in Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	June 30, 2006
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 22,409	$ - -	$ (983)	$ 21,426
State and municipal	15,737	28	(405)	15,360
Mortgage-backed	8,492	2	(307)	8,187
Corporate	3,595	-	(177)	3,418
	$ 50,233	$ 30	$ (1,872)	$ 48,391

(Dollars in thousands)	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,434	$ - -	$ (674)	$ 18,760
State and municipal	15,823	68	(241)	15,649
Mortgage-backed	9,557	8	(204)	9,362
Corporate	3,625	- -	(142)	3,483
	$ 48,439	$ 76	$ (1,261)	$ 47,254

Information pertaining to securities with gross unrealized losses at June 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2006	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 1,473	$ (3)	$ 18,453	$ (980)
State and municipal	6,779	(140)	4,912	(265)
Mortgage-backed	2,188	(73)	5,810	(234)
Corporate	- -	- -	3,418	(177)
Total temporarily
impaired securities	$ 10,440	$ (216)	$ 32,593	$ (1,656)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 3,648	$ (66)	$ 15,112	$ (608)
State and municipal	6,623	(93)	3,587	(149)
Mortgage-backed	4,918	(65)	4,216	(139)
Corporate	518	(18)	2,965	(123)
Total temporarily
impaired securities	$ 15,707	$ (242)	$ 25,880	$ (1,019)

The unrealized losses in the investment portfolio as of June 30, 2006 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 89 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 3.	Loans

The loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Mortgage loans on real estate:
Commercial	$ 57,109	$ 54,549
Residential 1-4 family	92,091	92,158
Construction	14,753	11,888
Total real estate loans	$ 163,955	$ 158,595
Commercial loans	22,910	23,884
Consumer loans	18,381	17,887
Total loans	$ 205,244	$ 200,366
Less: allowance for loan losses	1,988	1,954
Loans, net	$ 203,256	$ 198,412

The Company had $1.4 million in non-accrual loans at June 30, 2006, as compared to $1.7 million at December 31, 2005.

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2006	December 31, 2005
Balance, beginning	$ 1,954	$ 2,740
Provision for loan losses	34	208
Loans charged off	(42)	(1,387)
Recoveries of loans previously charged off	42	393
Balance, ending	$ 1,988	$ 1,954

The following is a summary of impaired loans:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Impaired loans with a valuation allowance	$ 893	$ 1,366
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 893	$ 1,366

Valuation allowance related to impaired loans	$ 208	$ 306

Average investment in impaired loans	$ 893	$ 1,421

Interest income recognized	$ - -	$ - -

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”), totaled $541,442 and $329,041 at June 30, 2006 and December 31, 2005, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $41,098 and $64,016 for June 30, 2006 and December 31, 2005, respectively.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the six months ended June 30, 2006 and June 30, 2005.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the six months ended June 30, 2006 and 2005 were as follows:

(Dollars in thousands)	Pension Benefits
	2006	2005

Service cost	$ 148	$ 135
Interest cost	102	91
Expected return on plan assets	(116)	(98)
Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	44	46
Net periodic benefit cost	$ 130	$ 126

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

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of Citizens Bancorp of Virginia, Inc. (the Company). This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $280.1 million at June 30, 2006 compared to $273.1 million at December 31, 2005, representing an increase of $7.1 million or 2.6%. Total loans at June 30, 2006 were $203.3 million, an increase of $4.8 million from the December 31, 2005 amount of $198.4 million. Net loans as a percent of total assets were 72.6% at June 30, 2006 which is the same at December 31, 2005. Investment securities increased to $49.1 million at June 30, 2006 or 17.6% of total assets, which is an increase of $1.2 million from $47.9 million at December 31, 2005. Meanwhile, the federal funds sold increased $2.8 million from $513 thousand at December 31, 2005 to $3.3 million at June 30, 2006. The Company was successful in selling $200 thousand in OREO properties, which represented all OREO properties recorded on its books, by the end of the second quarter of 2006.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2006 was $1.988 million compared to $1.954 million at December 31, 2005. The allowance for loan losses was 0.97% of total loans outstanding at June 30, 2006 compared to 0.98% of total loans outstanding at December 31, 2005, a decrease of 1 basis point. During the six months ending June 30, 2006, the Bank charged off $42 thousand in loans, recovered $42 thousand from previous write-offs, and added $34 thousand to the allowance for possible losses anticipated from the automatic overdraft program. As a result of the current level of the allowance and the asset quality of the loan portfolio, Management did not make any further addition to the allowance for loan losses during the first six months of 2006. This compares favorably to the $196 thousand provided to the allowance in the first six months of 2005.

On April 5, 2006, the Bank entered into a settlement agreement for claims the Bank held against the makers of a commercial loan, which was charged-off in the first quarter of 2005. Under the terms of the settlement, the Bank agreed to accept $365 thousand to satisfy the Bank’s claims. In consideration of the 90-day preference period associated with bankruptcy laws, Management placed these funds in escrow until the end of the preference period, or August 4, 2006. On this date, Management recognized these proceeds as a loan loss recovery and the funds will be credited to the allowance for loan losses. The impact on the allowance for loan losses will be determined by Management during the course of the third quarter and the effect reported as of September 30, 2006.

Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2006. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Criticized loans are defined by management as loans which may or may not be currently accruing interest and, while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at June 30, 2006 and December 31, 2005 totaled $2.9 million and $2.3 million, respectively. At June 30, 2006 and December 31, 2005, $442 thousand and $195 thousand, respectively, was included in the allowance for loan losses to cover for the possible losses on these loans.

The Company had $1.4 million in non-accruing loans at June 30, 2006 compared to $1.6 million at June 30, 2005, a decrease of $0.2 million or 12.5%.

Deposits

Total deposits of $238.2 million at June 30, 2006 represented an increase of $4.9 million from $233.3 million at December 31, 2005. Total certificates of deposit at June 30, 2006 were $130.9 million, up $3.6 million from $127.3 million at December 31, 2005. Non-interest bearing deposits totaled $38.3 million at June 30, 2006, which is an 8.5% increase from $35.3 million at December 31, 2005. Interest-bearing deposits accounted for 83.9% of total deposits at June 30, 2006 as compared to 84.9% of total deposits at December 31, 2005. The trend of lower interest-bearing deposits as a percentage of total deposits assists the Company in managing interest costs in light of higher trending short-term interest rates.

Stockholders’ Equity

Stockholders’ equity was $33.9 million at June 30, 2006 compared to $33.4 million at December 31, 2005. The book value per common share was $13.90 at June 30, 2006 compared to $13.70 at December 31, 2005. For the first six months of 2006, the Board of Directors of the Company paid two quarterly cash dividends totaling $781 thousand, or $0.32 per share. On June 21, 2006, the Board of Directors approved a cash dividend of 16 cents per outstanding share for a total dividend payment of $390 thousand, and to be paid to shareholders on July 14, 2006. Net unrealized losses on available for sale securities increased $435 thousand from $781 thousand at December 31, 2005 to $1.2 million at June 30, 2006.

Net Income

The Company reported net income for the six months ended June 30, 2006 of $1.7 million or $0.68 per basic and diluted share compared to $1.4 million or $0.57 per basic and diluted share for the first six months of 2005, an increase of 19.4%.

For the three months ended June 30, 2006, the Company reported net income of $884 thousand as compared to $685 thousand for the same period in 2005, an increase of 29.0%. Income per basic and diluted share was $0.36 for the three months ended June 30, 2006, as compared to $0.28 per basic and diluted share for the same period in 2005.

The Company had annualized returns on average assets of 1.21% and an annualized return on average equity of 9.85% for the six months ended June 30, 2006, as compared to returns on average assets and average equity of 1.02% and 8.54%, respectively, for the same period in 2005.

The increase in net income for the six months ended June 30, 2006 as compared to the same period for 2005 is attributable to several factors, including an increase of 5.8% in net interest income, and a decrease of $252 thousand in loan loss provision. The average loan balances for the first six months of 2006 increased 3.9% over the first six months of 2005 and the loan yield increased 63 basis points from the comparable period in 2005. The average investment securities balance for the first half of 2006 remained relatively unchanged from the same period in 2005 at $46.6 million for 2006 and $46.8 million for 2005; however, the yield earned for the period in 2006 was 4.12% as compared to 3.87% for 2005, or an increase of 25 basis points from the year-earlier period. The yield on earning assets for the first six months of 2006 was 6.28%, an increase of 65 basis points from the 5.63% yield reported in the first six months of 2005. The net interest margin increased by 21 basis points to 4.27% for the first six months of 2006 as compared to a margin of 4.06% for the same period in 2005. A significant component of the Company’s increase in the net interest margin has been the ability to attract and retain low cost core deposits, especially non-interest bearing demand deposit accounts. Interest bearing deposit accounts and short-term borrowings were also affected by higher short term interest rate increases with the time deposit accounts increasing 71 basis points and short-term borrowings increasing 131 basis points over the first six months of 2005. Average time deposit balances were stable for the first half of 2006 at $129.4 million as compared to $129.1 million for the prior year period, while short-term borrowings increased nearly three-fold

                                                                                                  13

from an average of $1.3 million during the first half of 2005 to an average of $5.2 million for the first half of 2006. Offsetting these rate increases was a 5.3% increase in average non-interest bearing deposit balances during the first six months of 2006 versus the year-earlier period.

Continued higher short term interest rates, and competition for deposits, and the ability to continue growing non-interest bearing demand deposits will continue to put pressure on the cost of funds, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

The Company did provide $34 thousand for possible loan losses for the first six months in 2006 as compared to $196 thousand for the same period in 2005. The addition to the allowance for the first half of 2006 is largely the result of possible losses from the automatic overdraft protection program.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities. The cost of funds represents interest expense on deposits and other borrowings. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

Net interest income totaled $5.4 million for the six months ended June 30, 2006 compared to $5.1 million for the same period in 2005. For the three months ended June 30, 2006, net interest income was $2.8 million as compared to $2.5 million for the same period in 2005, a 9.6% increase.

The results for the first six months of 2006 reflect the effects of ongoing increases in short-term interest rates. The yield on earning assets and for interest-bearing liabilities for the first six months of 2006 was 6.28% and 2.49%, respectively, which is an increase of 65 basis points and 59 basis points, respectively, for the same period in 2005. Management is pleased with the steady increase in non-interest bearing deposit balances during the first six months of 2006, and it is working diligently to control the impact of higher short-term rates on retaining and attracting certificates of deposits.

The table on the following page labeled “Average Balances, Interest Yields and Rates, and Net Interest Margin” presents the average balances and rates of the various categories of the Company’s assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on the interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus the cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of non-interest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks
And other short-term investments	$ 175	$ 4	4.61%	$ 668	$ 8	2.42%
Loans (1)	205,770	6,927	6.79%	198,024	6,053	6.16%
Investment securities available for sale	46,611	953	4.12%	46,772	897	3.87%
Federal funds sold	1,891	44	4.63%	7,133	91	2.54%
Total interest earning assets	$ 254,447	$ 7,928	6.28%	$252,597	$ 7,049	5.63%

Total non-interest earning assets	$ 24,666			$ 25,719
Less: allowance for credit losses	1,980			2,373
Total non-interest earning assets	22,686			23,346
TOTAL ASSETS	$ 277,133			$275,943

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$ 52,556	$ 104	0.40%	$ 55,660	$ 66	0.24%
Savings	18,461	28	0.31%	21,457	22	0.21%
Time deposits	129,419	2,316	3.61%	129,149	1,856	2.90%
Other short-term borrowings	5,170	93	3.63%	1,304	15	2.32%
Total interest bearing liabilities	$ 205,606	$ 2,541	2.49%	$207,570	$ 1,959	1.90%

Non-interest bearing liabilities:
Non-interest bearing demand	$ 35,722			$ 33,934
Other liabilities	1,696			1,536
Total non-interest bearing liabilities	$ 37,418			$ 35,470

Stockholders' equity	$ 34,109			$ 32,903
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 277,133			$275,943

Net interest income		$ 5,387			$ 5,090
Net interest spread			3.79%			3.72%
Net interest margin			4.27%			4.06%

(1) Includes Loans held for Sale

Non-interest Income

Non-interest income increased 10.9% to $1.109 million for the first half of 2006 compared to $1.000 million for the same period in 2005. The Company recognized a $77 thousand gain on the sale of two OREO properties during the first half of 2006. During the same period in 2005, the Company had recognized a loss of $2 thousand in OREO sales. As of June 30, 2006, the Company did not hold any OREO properties. Below is a representation of the changes to the significant components:

(In thousands)	Six months ended
Non-interest Income	June 30, 2006	June 30, 2005	% Change
Service charges on deposit accounts	$ 634	$ 638	(0.6)%
Net gain on sales of loans	45	33	36.4%
Net gain (loss) on sale of other real estate owned	77	(2)	3,950%
Income from bank owned life insurance	127	127	0.0%
Other (including ATM fees, etc.)	226	204	10.8%
Total non-interest income	$ 1,109	$ 1,000	10.9%

•

Service charges on deposit accounts decreased 0.6% or $4 thousand primarily as the result of lower overdraft fees, due in part to daily maximum limits being placed for the automatic overdraft program, and consumers moving from fee-generating products to free checking products.

•	Other operating income increased $22 thousand primarily due to an increase in ATM fees and other service fees charged.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. Non-interest expense for the first half of 2006 increased $98 thousand to $4.1 million as compared to $4.0 million for the first six months of 2005, or an increase of 2.4%. Management has been working, over the last 18 months, to establish stricter controls over non-interest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

(In thousands)	Six months ended
Non-interest Expense	June30, 2006	June 30, 2005	% Change
Salaries and employee benefits	$ 2,360	$ 2,248	4.9%
Net occupancy expense	264	217	21.6%
Equipment expense	372	407	(8.6)%
Other operating expense	1,140	1,166	(2.2)%
Total non-interest expense	$ 4,136	$ 4,038	2.4%

•

Salaries and employee benefits increased $112 thousand as a result of increased salary expense attributed to additional staffing for branch expansion, cost of living increases and benefit expense increases from higher plan premiums, employer-match costs for the 401-K Plan and the employee incentive program.

•	Net occupancy expense increased $47 thousand primarily a result of depreciation expense related to the Colonial Heights branch, increases in building repairs and maintenance and real estate taxes.

•	Equipment expense decreased $35 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and at its correspondent banks. The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels. The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis. We consider our sources of liquidity to be sufficient to meet our estimated needs.

Capital Resources

Stockholders’ equity at June 30, 2006 and December 31, 2005 was $33.9 million and $33.5 million, respectively. Total number of common shares outstanding at June 30, 2006 and December 31, 2005 was 2,440,750.

At June 30, 2006, the Company’s Tier 1 and total risk-based capital ratios were 18.4% and 19.5%, respectively, compared to 18.8% and 19.8% at December 31, 2005. The Company’s leverage ratio was 12.6% at June 30, 2006 compared to 12.3% at December 31, 2005. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”) as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	successfully manage the Company’s growth and implement its growth strategies;
•	continue to attract low cost core deposits to fund asset growth;
•	maintain capital levels adequate to support the Company’s growth;
•	maintain cost controls and asset qualities as the Company opens or acquires new branches;
•	rely on the Company’s management team, including its ability to attract and retain key personnel;
•	successfully manage interest rate risk;
•	respond to or anticipate changes in general economic and business conditions in the Company’s market area;
•	manage changes in interest rates and interest rate policies;
•	manage and monitor risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	compete with other banks and financial institutions and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	respond to demand, development and acceptance of new products and services;
•	handle problems with technology utilized by the Company;
•	plan for changing trends in customer profiles and behavior; and
•	monitor and manage changes in banking and other laws and regulations applicable to the Company.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended June 30,

2006.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 17, 2006 at the Main Office of the Company, 126 South Main Street, Blackstone, Virginia. The Company had 2,440,750 shares outstanding and eligible to vote at the Annual Meeting. The following Directors were elected by the shareholders at the Annual Meeting.

Nominees	Votes Received by Each Nominee	Votes Withheld for Each Nominee

Irving J. Arnold	1,907,356	16,150
Joseph D. Borgerding	1,907,186	16,320
William D. Coleburn	1,842,251	81,255
Joseph M. H. Irby	1,909,056	14,450
Roy C. Jenkins, Jr.	1,903,917	19,589
Joseph F. Morrissette	1,907,956	15,550
E. Walter Newman, Jr.	1,826,526	96,980
Jo Anne S. Webb	1,895,087	28,419
Samuel H. West	1,903,342	20,164
Jerome A. Wilson, III	1,908,856	14,650

In addition, the shareholders ratified the selection of Yount, Hyde & Barbour, P.C. as independent public accountants for the Company for the fiscal year 2006 as follows:

FOR	1,906,892	AGAINST	100	ABSTAIN	16,514

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	August 14, 2006	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	August 14, 2006	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10.1	Amendment to Management Continuity Agreement between the Company and Joseph D. Borgerding, dated April 26, 2006.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350