Form 10-Q
period 2006-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2006-11-14
CIK 1277254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,440,750 shares of Common Stock as of November 3, 2006.

CITIZENS BANCORP OF VIRGINIA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2006

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures	22

Part I. Financial Information

Item 1. Financial Statements

CITIZENS BANCORP OF VIRGINIA, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)

Cash and due from banks	$ 6,451	$ 8,645
Interest-bearing deposits in banks	19	72
Federal funds sold	4,299	513
Securities available for sale, at fair market value	48,837	47,254
Restricted securities	773	684
Loans, net of allowance for loan losses of $1,978 and $1,954	202,370	198,412
Premises and equipment, net	7,726	7,174
Accrued interest receivable	1,778	1,706
Other assets	8,364	8,616

Total assets	$ 280,617	$ 273,076

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 37,782	$ 35,308
Interest-bearing	199,087	197,968
Total deposits	$ 236,870	$ 233,276
Short term borrowings	6,407	4,536
Accrued interest payable	1,233	875
Accrued expenses and other liabilities	981	930
Total liabilities	$ 245,490	$ 239,617

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	34,554	32,971
Accumulated other comprehensive loss	(696)	(781)
Total stockholders' equity	$ 35,127	$ 33,459

Total liabilities and stockholders' equity	$ 280,617	$ 273,076

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	3,625	3,221	10,552	9,274
Investment securities	516	473	1,469	1,370
Federal Funds sold	13	28	57	119
Other	2	-	7	8
Total interest and dividend income	4,156	3,722	12,084	10,770

Interest Expense
Deposits	1,369	1,074	3,816	3,018
Short term borrowings	57	18	150	34
Total interest expense	1,426	1,092	3,967	3,051

Net interest income	2,730	2,630	8,117	7,719

Provision (recovery) for loan losses	(355)	12	(320)	208

Net interest income after provision
for loan losses	3,085	2,618	8,437	7,511

Noninterest Income
Service charges on deposit accounts	306	321	941	959
Net gain on sales of securities	40	-	40	-
Net gain on sales of loans	25	8	70	41
Net gain (loss) on sale of OREO	-	-	77	(2)
Income from bank owned life insurance	67	58	194	185
Other	165	127	392	331
Total noninterest income	603	514	1,715	1,514

Noninterest Expense
Salaries and employee benefits	1,188	1,138	3,548	3,386
Net occupancy expense	127	107	391	324
Equipment expense	200	198	571	605
Other	624	566	1,765	1,732
Total noninterest expense	2,139	2,009	6,275	6,047

Income before income taxes	1,549	1,122	3,877	2,978

Income taxes	462	296	1,124	758

Net income	1,087	826	2,754	2,220

Earnings per share, basic & diluted	0.45	0.34	1.13	0.91

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

				Accumulated
(Dollars in thousands)				Other
		Additional		Compre-	Compre-
	Common	Paid-In	Retained	hensive	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2004	$ 1,220	$ 49	$ 31,358	$ (174)		$ 32,453
Comprehensive income:
Net income	-	-	2,220	-	$ 2,220	2,220
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	-	-	(226)	$ (226)	(226)
Total comprehensive income	-	-	-	-	$ 1,994	-

Cash dividends	-	-	(1,099)	-		(1,099)
Balance at September 30, 2005	$ 1,220	$ 49	$ 32,479	$ (400)		$ 33,348

Balance at December 31, 2005	$ 1,220	$ 49	$ 32,971	$ (781)		$ 33,459
Comprehensive income:
Net income	-	-	2,754	-	$ 2,754	2,754
Other comprehensive income:
Unrealized gains (losses) on securities available
for sale, net of deferred taxes	-	-	-	85	85	85
Total comprehensive income	-	-	-	-	$ 2,839	-
Cash dividends	-	-	(1,171)	-		(1,171)
Balance at September 30, 2006	$ 1,220	$ 49	$ 34,554	$ (696)		$ 35,127

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$ 2,754	$ 2,220
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	480	555
Provision for (recovery of) loan losses	(320)	208
Net (gain) on sales of loans	(70)	- -
Origination of loans held for sale	(6,271)	- -
Proceeds from sales of loans	6,341	- -
Net (gain) on sale of securities	(40)	- -
Net (gain) loss on sale of OREO	(77)	2
Net amortization of securities	51	79
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(72)	(225)
(Increase) decrease in other assets	12	(536)
Increase in accrued interest payable	358	123
Increase in accrued expenses and other liabilities	50	386
Net cash provided by operating activities	$ 3,877	$ 2,812
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities and prepayments	$ 3,121	$ 2,056
Purchases	(4,590)	(2,510)
Purchase of restricted securities	(89)	(52)
Net (increase) in loans	(3,638)	(4,189)
Purchases of land, premises and equipment	(1,032)	(316)
Proceeds from sale of other real estate owned	277	61
Net cash used in investing activities	$ (6,632)	$ (4,950)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ 3,594	$ (7,254)
Net increase in short-term borrowings	1,871	2,862
Dividends paid	(1,171)	(1,098)
Net cash provided by (used in) financing activities	$ 4,294	$ (5,490)
Net increase (decrease) in cash and cash equivalents	$ 1,539	$ (7,628)
Cash and Cash Equivalents
Beginning of period	$ 9,230	$ 21,580
End of period	$ 10,769	$ 13,952
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 3,609	$ 2,928
Income taxes	$ 1,065	$ 647
Supplemental Disclosures of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	- -	200
Unrealized gains (losses) on securities available for sale	$ 130	$ (343)
See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, the Consolidated Statements of Income for three months and nine months ended September 30, 2006 and September 30, 2005, and Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2006 and 2005, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles (GAAP) generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2006 and the results of operations for the three months and the nine months ended September 30, 2006 and 2005. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of September 30, 2006, the Bank employed 113 full and part-time employees, which resulted in 110 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located in Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	September 30, 2006
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 22,420	$ - -	$ (615)	$ 21,805
State and municipal	15,985	47	(191)	15,841
Mortgage-backed	7,906	5	(179)	7,732
Corporate	3,581	- -	(122)	3,459
	$ 49,892	$ 52	$ (1,107)	$ 48,837

(Dollars in thousands)	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,434	$ - -	$ (674)	$ 18,760
State and municipal	15,823	68	(241)	15,649
Mortgage-backed	9,557	8	(204)	9,362
Corporate	3,625	- -	(142)	3,483
	$ 48,439	$ 76	$ (1,261)	$ 47,254

Information pertaining to securities with gross unrealized losses at September 30, 2006 and

December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2006	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 2,736	$ (1)	$ 18,819	$ (614)
State and municipal	3,931	(13)	7,112	(178)
Mortgage-backed	2,173	(29)	4,646	(150)
Corporate	- -	- -	3,459	(122)
Total temporarily
impaired securities	$ 8,840	$ (43)	$ 34,036	$ (1,064)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. government
and federal agency	$ 3,648	$ (66)	$ 15,112	$ (608)
State and municipal	6,623	(93)	3,587	(149)
Mortgage-backed	4,918	(65)	4,216	(139)
Corporate	518	(18)	2,965	(123)
Total temporarily
impaired securities	$ 15,707	$ (242)	$ 25,880	$ (1,019)

The unrealized losses in the investment portfolio as of September 30, 2006 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 76 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Real estate loans:
Commercial	$ 53,641	$ 54,549
Residential 1-4 family	95,070	92,158
Construction	15,092	11,888
Total real estate loans	$ 163,803	$ 158,595
Commercial loans	21,822	23,884
Consumer loans	18,723	17,887
Total loans	$ 204,348	$ 200,366
Less: allowance for loan losses	1,978	1,954
Loans, net	$ 202,370	$ 198,412

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2006	December 31, 2005
Balance, beginning	$ 1,954	$ 2,740
Provision (recovery) for loan losses	(355)	208
Loans charged off	(41)	(1,387)
Recoveries of loans previously charged off	420	393
Balance, ending	$ 1,978	$ 1,954

The following is a summary of impaired loans:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Impaired loans with a valuation allowance	$ 948	$ 1,366
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 948	$ 1,366

Valuation allowance related to impaired loans	$ 255	$ 306

Average investment in impaired loans	$ 920	$ 1,421

Interest income recognized	$ 20	$ - -

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”), totaled $577 thousand and $329 thousand at September 30, 2006 and December 31, 2005, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $68 thousand and $64 thousand for September 30, 2006 and December 31, 2005, respectively.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the nine months ended September 30, 2006 and September 30, 2005.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)	Pension Benefits
	2006	2005

Service cost	$ 222	$ 226
Interest cost	153	162
Expected return on plan assets	(174)	(172)
Amortization of prior service cost	(72)	(72)
Amortization of net actuarial loss	66	69
Net periodic benefit cost	$ 195	$ 213

The Company made its required 2006 fiscal year contribution to the pension plan in December 2005 in the amount of $260,000. The Company made an additional contribution of $250,000 to the pension plan on September 27, 2006, and anticipates making the 2007 contribution by December 31, 2006. The Company estimates this contribution to be approximately $262,000. The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the calendar year in which it makes pension plan contributions.

Note 7.	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements

No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is in the process of assessing the impact the implementation of SFAS 158 will have on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $280.6 million at September 30, 2006 compared to $273.1 million at December 31, 2005, representing an increase of $7.5 million or 2.7%. Total loans at September 30, 2006 were $202.4 million, an increase of $4.0 million from the December 31, 2005 amount of $198.4 million. Loan origination activity remains ahead of 2005; however, this is not totally reflected in the balance of total loans due to the significant loan repayments that are a result of refinancing of commercial and consumer loans to the secondary mortgage market. Commercial real estate sales have also contributed to the repayment totals. Net loans as a percent of total assets were 72.1% at September 30, 2006, a decrease of 0.5% from December 31, 2005. Investment securities increased to $48.8 million at September 30, 2006, or 17.4% of total assets, which is an increase of $1.5 million from $47.3 million at December 31, 2005. Federal funds sold increased $3.8 million from $0.5 million at December 31, 2005 to $4.3 million at September 30, 2006.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2006 was $1.978 million compared to $1.954 million at December 31, 2005. The allowance for loan losses, as a percentage of total outstanding loans, decreased to 0.97% at September 30, 2006 from 0.98% at December 31, 2005. During the nine months ended September 30,

2006, the Company charged off $41 thousand in loans, recovered $420 thousand from previous write-offs, and added $10 thousand to the allowance for possible losses anticipated from the authorized overdraft program (AOD). This compares favorably to the $208 thousand provided to the allowance for loan losses in the first nine months of 2005.

Of the $420 thousand in loan loss recoveries for the first nine months of 2006, $378 thousand was recognized in the most recently completed quarter. Of the $378 thousand in recoveries, $365 thousand was the result of a recovery from the makers of an unsecured commercial loan that was charged off in the first quarter of 2005. The Bank entered into a settlement agreement on April 5, 2006 for claims against the makers by accepting $365 thousand to satisfy the Bank’s claims. The recovery was recognized by the Bank on August 4, 2006 after the completion of the 90-day preference period associated with bankruptcy laws.

Management also believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2006. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Criticized loans are defined by management as loans that, after having undergone normal credit review, presently indicate, or have the potential, for significant weakness or high likeliness that the loans will not perform under the original terms of the loans. Criticized loans may or may not be currently accruing interest and, while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at September 30, 2006 and December 31, 2005 totaled $3.3 million and $2.3 million, respectively. At September 30, 2006 and December 31, 2005, $464 thousand and $195 thousand, respectively, was included in the allowance for loan losses to cover for the possible losses on these loans.

The Company had $1.5 million in non-accruing loans at September 30, 2006 compared to $1.2 million at September 30, 2005, an increase of $0.3 million or 25.0% from the year earlier period.

Deposits

Total deposits of $236.9 million at September 30, 2006 represented an increase of $3.6 million from $233.3 million at December 31, 2005. Total certificates of deposit at September 30, 2006 were $131.5 million, up $4.2 million from $127.3 million at December 31, 2005. Non-interest bearing deposits totaled $37.8 million at September 30, 2006, which is a 7.1% increase from $35.3 million at December 31, 2005. Interest-bearing deposits accounted for 84.0% of total deposits at September 30, 2006 as compared to 84.9% of total deposits at December 31, 2005. The trend of fewer interest-bearing deposits as a percentage of total deposits assists the Company in managing interest costs in light of higher short-term interest rates.

Short Term Borrowings

The Company utilizes two main sources of short term borrowings, overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight advances from the Federal Home Loan Bank. At September 30, 2006, the Company had total short term borrowings of $6.4 million that consisted of $4.6 million in customer repurchase agreements and $1.8 million in advances from the Federal Home Loan Bank of Atlanta. This is compared to the $4.5 million in short term borrowings at December 31, 2005, which was entirely from customer repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $35.1 million at September 30, 2006 compared to $33.4 million at December 31, 2005. The book value per common share was $14.38 at September 30, 2006 compared to $13.70 at December 31, 2005. For the nine months ended September 30, 2006, the Company paid three quarterly cash dividends totaling $1.2 million, or $0.72 per share. On September 21, 2006, the Board of Directors approved a cash dividend of 16 cents per outstanding share, or $390 thousand, payable to shareholders of record at the close of business on October 4, 2006. The dividend was paid on October 13, 2006.

The change in Accumulated Other Comprehensive Loss at September 30, 2006 versus December 31, 2005 was a result of the change in net unrealized losses on available for sale securities. At September 30, 2006, the Company reflected a net unrealized loss of $696 thousand, or a decrease of $85 thousand from $781 thousand at

December 31, 2005. The improvement in long term interest rates is largely attributable to the lessening of the unrealized losses that were recorded between the two periods.

Net Income

The Company reported net income for the nine months ended September 30, 2006 of $2.8 million or $1.13 per basic and diluted share compared to $2.2 million or $0.91 per basic and diluted share for the first nine months of 2005, an increase of 24.2%.

For the three months ended September 30, 2006, the Company reported net income of $1.1 million as compared to $826 thousand for the same period in 2005, an increase of 31.6%. Income per basic and diluted share was $0.45 for the three months ended September 30, 2006, as compared to $0.34 per basic and diluted share for the same period in 2005.

The Company had an annualized return on average assets of 1.33% and an annualized return on average equity of 10.72% for the nine months ended September 30, 2006, as compared to a return on average assets and a return on average equity of 1.08% and 8.97%, respectively, for the same period in 2005.

The increase in net income for the nine months ended September 30, 2006 as compared to the same period for 2005 is attributable to several factors, including an increase of 5.2% in net interest income, a decrease of $528 thousand in loan loss provision and a 4.3% increase in non-interest income.

Continued higher short term interest rates, and competition for deposits, and the ability to continue growing non-interest bearing demand deposits will continue to put pressure on the cost of funds, which may increase at a faster rate than increases in interest rates from earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

For the first nine months of 2006, the asset quality of the loan portfolio, the recovery settlement received from a commercial borrower and the provision recognized for the AOD program provided the Company with a net reversal of previous provision for loan losses in the amount of $320,000 as compared to the same period in 2005 when the Company provided $208,000 for potential loan losses.

The increase in non-interest income for the first nine months of 2006 was chiefly the result of one-time gains realized from the sale of securities in the amount of $40,000 and the sale of OREO for $77,000, as compared to the same period in 2005 when the Company recognized a one-time loss on the sale of OREO of $2,000.

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

For the three months ended September 30, 2006, net interest income was $3.1 million as compared to $2.5 million for the same period in 2005, a 24.1% increase. Net interest income totaled $8.1 million for the nine months ended September 30, 2006 compared to $7.7 million for the same period in 2005. The average loan balances for the nine months ended September 30, 2006 increased $7.3 million, or 3.7%, over the comparable period in 2005. The loan yield increased 61 basis points to 6.87% from 6.26% for the comparable period in 2005. The average investment securities balance for the nine months of 2006 was $46.8 million and remained relatively unchanged from the same period in 2005. The yield on investment securities for the period in 2006 was 4.20% as compared to 3.95% for 2005, or an increase of 25 basis points from the year-earlier period. The yield on earning assets for the nine months ended September 30, 2006 was 6.36%, an increase of 62 basis points from the yield of 5.74% reported in the comparable period of 2005. The increase in the earning assets yield for the year-to-date in 2006 as compared to the same period in 2005 is primarily the result of higher short-term rates. The net interest margin includes the effect of non-interest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets. The net interest margin increased by 16 basis points to 4.27% for the nine months ended September 30, 2006 as compared to 4.11% for the same period in 2005.

A significant component of the Company’s increase in the net interest income has been the ability to manage interest bearing deposit rates and to attract and retain low cost core deposits, especially non-interest bearing demand deposit accounts. Interest bearing deposit accounts and short-term borrowings were also affected by higher short term interest rate increases with the time deposit accounts increasing 72 basis points and short-term borrowings increasing 122 basis points over the comparable period in 2005. Average time deposit balances increased to $130.1 million in 2006 as compared to $128.1 million for the prior year period, while short-term borrowings increased nearly three-fold from an average of $1.8 million during the first nine months of 2005 to an average of $5.3 million for the first nine months of 2006. Meanwhile, lower costing money market and savings accounts averaged $70.2 million for the first nine months of 2006 as compared to $76.2 million during the same period in 2005. Overall, interest bearing liabilities totaled $205.5 million for the first three quarters of 2006, a decrease of $0.5 million when compared to $206.0 million for the same period in 2005. The average balance for non-interest bearing deposit accounts for the nine months of 2006 was $35.8 million or $1.3 million greater than the average balance of $34.5 million for the comparable period in 2005.

The results for the nine months ended September 30, 2006 reflect the effects of ongoing increases in short-term interest rates. The yield on earning assets and for interest-bearing liabilities was 6.36% and 2.58%, respectively, which is an increase of 62 basis points and 60 basis points, respectively, for the same period in 2005. Management is pleased with the steady increase in non-interest bearing deposit balances during 2006, and it is working diligently to control the impact of higher short-term rates on retaining and attracting certificates of deposits.

The table on the following page labeled “Average Balances, Interest Yields and Rates, and Net Interest Margin” presents the average balances and rates of the various categories of the Company’s assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on the interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus the cost of funds, management believes that the interest margin provides a better measurement of performance.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$159	$6	5.05%	$514	$8	2.08%
Loans (1)	205,492	10,552	6.87%	198,221	9,274	6.26%
Investment securities available for sale	46,812	1,469	4.20%	46,403	1,370	3.95%
Federal funds sold	1,604	57	4.69%	5,823	119	2.69%
Total interest earning assets	254,067	12,084	6.36%	250,961	10,771	5.74%

Total noninterest earning assets	25,350			26,455
Less: allowance for credit losses	1,995			2,239
Total noninterest earning assets	23,355			24,216
TOTAL ASSETS	$277,422			$275,177

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$51,571	$157	0.41%	$54,443	$108	0.27%
Savings	18,598	44	0.32%	21,746	32	0.20%
Time deposits	130,068	3,616	3.72%	128,077	2,877	3.00%
Other short-term borrowings	5,267	150	3.81%	1,758	34	2.59%
Total interest bearing liabilities	205,504	3,967	2.58%	206,024	3,051	1.98%

Noninterest bearing liabilities:
Noininterest bearing demand	35,803			34,461
Other liabilities	1,752			1,603
Total noninterest bearing liabilities	37,555			36,064

Stockholders' equity	34,363			33,087
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$277,422			$275,175

Net interest income		$8,117			$7,720
Net interest spread			3.78%			3.76%
Net interest margin			4.27%			4.11%

(1) Includes Loans held for Sale

Non-interest Income

Non-interest income includes deposit fees, gains on the sales of investments, OREO and Loans Held for Sale, and ATM fees. Non-interest income increased 4.19% to $1.7 million for the nine months ended September 30, 2006 compared to $1.5 million for the same period in 2005. The Company recognized a $77 thousand gain on the sale of two OREO properties during the first half of 2006. During the same period in 2005, the Company had recognized a loss of $2 thousand in OREO sales. As of September 30, 2006, the Company did not hold any OREO properties. Below is a representation of the changes to the significant components:

(In thousands)	Nine months ended
Non-interest Income	September 30, 2006	September 30, 2005	% Change
Service charges on deposit accounts	$ 941	$ 959	(1.9)%
Net gain on sales of securities	40	- -	100.0%
Net gain on sales of loans	70	41	70.7%
Net gain (loss) on sale of other real estate owned	77	(2)	3,950%
Income from bank owned life insurance	194	185	4.9%
Other (including ATM fees, etc.)	393	331	18.4%
Total non-interest income	$ 1,715	$ 1,514	13.2%

•

Service charges on deposit accounts decreased 1.9% or $18 thousand primarily as the result of lower overdraft fees, due in part to daily maximum limits being placed for the automatic overdraft program, and consumers moving from fee-generating products to free checking products.

•	Other operating income increased $62 thousand primarily due to an increase in ATM fees and other service fees charged.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. Non-interest expense for the nine months ended September 30, 2006 increased $228 thousand to $6.3 million as compared to $6.0 million for the comparable period in 2005, or an increase of 3.8%. Management has been working, over the last 18 months, to establish stricter controls over non-interest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

(In thousands)	Nine months ended
Non-interest Expense	September 30, 2006	September 30, 2005	% Change
Salaries and employee benefits	$ 3,548	$ 3,386	4.8%
Net occupancy expense	391	324	20.1%
Equipment expense	571	605	(5.6)%
Other operating expense	1,765	1,732	1.9%
Total non-interest expense	$ 6,275	$ 6,047	3.8%

•

Salaries and employee benefits increased $162 thousand as a result of increased salary expense attributed to additional staffing for branch expansion, cost of living increases and benefit expense increases from higher plan premiums, employer-match costs for the 401-K Plan and the employee incentive program.

•	Net occupancy expense increased $67 thousand primarily as a result of depreciation expense related to the Colonial Heights branch, increases in building repairs and maintenance and real estate taxes.

•	Equipment expense decreased $34 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and at its correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of September 30, 2006 the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$62,200,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,500,000

The Company had $6.4 million in outstanding borrowings at September 30, 2006 which represented a $1.9 million, or 42.2% increase from $4.5 million at December 31, 2005. At September 30, 2006, outstanding borrowings consisted of $4.6 million in the Investment Sweeps (commercial repurchase agreement) Product and $1.8 million in Overnight Advances from the Federal Home Loan Bank of Atlanta.

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

Capital Resources

Stockholders’ equity at September 30, 2006 and December 31, 2005 was $35.1 million and $33.5 million, respectively. Total number of common shares outstanding at September 30, 2006 and December 31, 2005 was 2,440,750.

At September 30, 2006, the Company’s Tier 1 and total risk-based capital ratios were 19.1% and 20.1%, respectively, compared to 18.8% and 19.8% at December 31, 2005. The Company’s leverage ratio was 12.9% at September 30, 2006 compared to 12.3% at December 31, 2005. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any of its equity securities during the three months ended September 30, 2006.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	November 14, 2006	By: Joseph D. Borgerding

Joseph D. Borgerding

President and Chief Executive Officer

Date:	November 14, 2006	By: Ronald E. Baron

Ronald E. Baron

Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350