Form 10-K
period 2006-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2007-04-02
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-K

------

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-50576

------

CITIZENS BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia (State of incorporation or organization)	20-0469337 (I.R.S. Employer Identification No.)
126 South Main Street Blackstone, VA 23824 (434) 292-7221 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.50 Par Value

------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No  X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No X

The aggregate market value of voting stock held by non-affiliates was $38,148,516 on June 30, 2006.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,440,750 as of March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2007 Annual Meeting of Shareholders scheduled to be held on May 16, 2007.

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	14

ITEM 1B.	UNRESOLVED STAFF COMMENTS	16

ITEM 2.	PROPERTIES	17

ITEM 3.	LEGAL PROCEEDINGS	17

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS		17

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	17

ITEM 6.	SELECTED FINANCIAL DATA	19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	20

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	37

ITEM 9A.	CONTROLS AND PROCEDURES	37

ITEM 9B.	OTHER INFORMATION	37

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND
	CORPORATE GOVERNANCE	37

ITEM 11.	EXECUTIVE COMPENSATION	37

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	38

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	AND DIRECTOR INDEPENDENCE	38

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	38

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	38

PART I

ITEM 1.	BUSINESS

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

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank. Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank. The Bank also acts as agent for Visa and Master Card. The Bank is authorized to have a trust department, but does not offer trust services. The Bank’s primary trade areas are served by its 11 branches located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia.

The Company’s primary revenue comes from retail banking in the form of interest income received on loans and investments. This income is partially offset by the Company’s interest expense on deposits and borrowed funds, resulting in net interest income. The Company’s earnings also come from noninterest income in the form of deposit fees, gains on the sale of loans and investments, ATM fees, Bank-owned Life Insurance, and other financial services. The Company’s combined noninterest income and net interest income are offset by the Company’s noninterest expense which includes employee compensation and benefits, occupancy, equipment and other operating expenses.

The Bank holds a 1.04% ownership in Bankers Investment Group, LLC, which delivers investment services to customers through the use of a dual-employee broker. The Bank also holds a 13.88% ownership interest in Bankers Title, LLC, which is a provider of title insurance. The Company has an ownership interest of 9.57% in the Community Bankers’ Bank Community Development Fund II, LLC, which is a provider of correspondent banking services exclusively to financial institutions and operates under the name of Community Bankers’ Bank. The financial position and operating results of these investments are not significant to the Company as a whole and are not considered principal activities of the Company.

The Company maintains an internet website at www.cbtva.com which contains information relating to the business. The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as possible after such forms have been filed with the Securities and Exchange Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter and Code of Conduct are available upon written request to: Corporate Secretary, Citizens Bancorp of Virginia, Inc., 126 South Main Street, Blackstone, Virginia, 23824.

Employees

As of December 31, 2006, the Company employed 114 full-time equivalent employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees. Competition in the industry is intense for employees, however the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.

Competition

The Bank competes for business with numerous other financial institutions in its various trade areas which include the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia. The Bank also serves a significant number of residents in the counties of Cumberland, Lunenburg, and Mecklenburg, Virginia as well as the western part of Dinwiddie County, Virginia. The following data reflects the Bank’s market share in its primary market places at June 30, 2006, according to information obtained from the FDIC website. In Amelia County, the Bank held 24.70% of the market share, in Nottoway County, 61.61%, in Prince Edward County, 13.61%, in Chesterfield County, 0.08% and in the City of Colonial Heights, 1.23%.

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

The Bank obtains commercial and personal loans through direct solicitation of business owners and customers. Completed commercial loan applications are reviewed by loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the bank’s experience and its credit underwriting guidelines which considers appraised value, market conditions, borrower strength and collateral value.

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

Under current underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his/her employment and other income and are secured by real estate whose value tends to be readily ascertainable. These loans are made consistent with the Bank’s appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 85% for first liens. Higher loan-to-value ratios are allowed based on the borrower’s unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit generally do not exceed 90%. The Bank will originate and sell most fixed-rate, first mortgage loans to secondary market correspondent lenders. First mortgage loans are also originated for borrowers who meet the qualifications of the Virginia Housing and Development Authority programs.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiary. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006 the Company declared $1,684,122 in dividends payable to shareholders.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Deposit Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

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

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the deposit insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

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

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance fund. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

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

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

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

Among the major areas that the Act addresses are the pre-approval by audit committees of services provided by external auditors, the rotation of audit partners of public accounting firms who are assigned to a particular engagement, the independence requirements of Audit Committee members, an oversight board which will perform quality control reviews of the audit work performed by public accounting firms, “whistleblower” provisions to encourage company employees to address concerns directly to the Audit Committee without fear of potential termination by management, and quarterly certifications of a company’s filings with the SEC must be made by the Chief Executive Officer and the Chief Financial Officer.

Section 404 of the Sarbanes-Oxley Act requires management of public companies to design and implement a system of internal controls over financial reporting, and annually to assess and report on the effectiveness of these controls. In addition, the Act requires the company’s independent auditors to perform an audit of internal controls over financial reporting and to issue an opinion on not only management’s assessment but also on the effectiveness of the company’s internal control over financial reporting. These attestation requirements become a part of the company’s annual financial reporting in Form 10-K. The Act required companies with a market capitalization of at least $75 million or more to begin filing, under the Section 404 requirements, for fiscal years ending on or after November 15, 2004. These companies are known as the “Accelerated Filers”. The Company is a non-accelerated filer and, according to the latest Securities and Exchange Commission’s regulatory compliance schedule, will be required to comply with the Section 404 reporting requirements for the fiscal year ending on or after July 15, 2007, or December 31, 2007.

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

The Company and the Bank are headquartered in the Town of Blackstone, which is part of Nottoway County, in Virginia. Our market includes the counties of Amelia, Nottoway, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill all located in the Commonwealth of Virginia. Because our lending is concentrated in this market, we will be affected by the general economic conditions in this market. Changes in the suburban and rural markets we serve may influence the growth rate of our loans and deposits, the quality of the loan portfolio and the loan and deposit pricing that we may obtain. Significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

We rely heavily on our management team and the services of key personnel.

The Company and the Bank represent a customer-focused, relationship-driven, and community-oriented financial services organization. The Company expects our future growth to be driven in a large part by the relationships maintained with our customers by Joseph D. Borgerding, President and Chief Executive Officer, and our other executive management team, and our lending officers. Neither the Company nor the Bank has employment agreements with Mr. Borgerding, executive management or our lending officers. The unexpected loss of Mr. Borgerding or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. The Bank has invested in bank-owned life insurance that covers Mr. Borgerding and certain other members of executive management and the lending officers, but not all.

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

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance fund maintained by the Federal Deposit Insurance Corporation, not shareholders. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have, a significant impact on the financial services industry. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and our earnings. The burden imposed by these federal and state regulations may place banks in general, and specifically Citizens Bancorp of Virginia and Citizens Bank & Trust Company, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our earnings.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

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

The Bank outsources many of its operating and banking functions, including key computer systems software, network transmission services and the interchange and transmission services for the ATM network. As such, the Company’s and the Bank’s success and the ability to expand our operations depend on the services provided by these third parties. Disputes with these third parties can adversely affect the operations. The Bank may not be able to engage appropriate vendors, in a timely manner, to replace any vendors that are unable to perform with new vendors capable of servicing our needs.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin.

Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin.

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. The greater the amount of maturities or re-pricing that occurs in any given period to either the earning assets or the deposit liabilities will result in a greater sensitivity to fluctuating interest rates. Customer preferences for certain loan types, fixed-rate versus adjustable-rate, and preferences towards deposit products that may or may not be interest bearing, and savings versus time deposits all contribute to potentially impacting the interest margin; either favorably or unfavorably. Although management is unable to control these preferences, there are processes that assist in monitoring and planning for such changes in customer preferences. At December 31, 2006, the Company’s balance sheet was positioned to be asset-sensitive for the next 12 months, which means increases in interest rates should have a net favorable effect on the interest margin. In the longer term, the balance sheet becomes more liability sensitive and declines in interest rates, in the longer term, will have a favorable impact on the interest rate margin. However, changes in interest rates that are contrary to these expectations, could negatively impact the interest margin and ultimately earnings.

Any additional credit losses or deterioration in credit quality could negatively impact our financial results.

Management seeks to maintain a loan portfolio that is well diversified in terms of risk and credit quality. As of December 31, 2006, the portfolio consisted of the following loan categories: residential (1-to-4 family) loans 41.2%, commercial real estate and construction loans 32.9%, commercial loans 10.2%, consumer loans 9.2%, and home equity loans 6.5%. Our lending focus has generally favored real estate-secured loans over unsecured loans, as a means of mitigating possible losses due to credit losses. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The main office of the Bank is located at 126 South Main Street, Blackstone, Virginia. Banking Offices are located at 101 North Main Street, Blackstone, Virginia; 1575 South Main Street, Blackstone, Virginia, 210 Carter Street, Crewe, Virginia; 102 Second Street, Northeast, Burkeville, Virginia; 9060 North Five Forks Road, Amelia, Virginia; 1517 West Third Street (Route 460 West), Farmville, Virginia; 712 South Main Street, Farmville, Virginia; 10001 Courtview Commons Lane, Chesterfield, Virginia, 946 Southpark Boulevard, Colonial Heights, Virginia, and 622 East Atlantic Street, South Hill, Virginia. All real estate and improvements at these locations are owned by the Bank except for the real estate at the Chesterfield branch, which is under a lease agreement for five years renewable for five additional terms of five years each. The original lease term is scheduled to end April 30, 2009.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Performance and Dividends

Shares of the Company’s Common Stock trade through the Over-the-Counter Bulletin Board under the symbol “CZBT.” Set forth below are the high and low sale prices of common stock as reported to management and the dividends declared during the last two years.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2006 1st quarter 2nd quarter 3rd quarter 4th quarter	18.00 18.75 18.75 19.00	17.15 17.55 18.00 18.40	.16 .16 .16 .21[1]

2005 1st quarter 2nd quarter 3rd quarter 4th quarter	20.25 17.75 17.55 17.50	17.60 17.00 17.05 17.10	.15 .15 .15 .16

1 A special, one-time cash dividend of $0.05 per share was paid in addition to the regular $0.16 per share for the fourth quarter of 2006.

As of March 23, 2007, the Company had approximately 885 shareholders of record of Common Stock.

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation,” above.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Stock Repurchases

The Company did not repurchase any shares of Common Stock during 2006.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five and one-half years with the total return on the Russell 3000 Index and the SNL $250-$500 Million Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on 06/30/2001 and the reinvestment of dividends.

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from the full financial statements, for the last five years.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
CONSOLIDATED INCOME
STATEMENT DATA:
Interest income	$16,200	$14,607	$13,453	$13,736	$16,501
Interest expense	5,489	4,237	3,612	4,457	6,766

Net interest income	10,711	10,370	9,841	9,279	9,734
Provision (recovery) for loan losses	(316)	208	703	250	1,017

Noninterest income	2,306	2,076	2,014	1,473	818
Noninterest expense	8,650	8,075	8,003	7,219	5,602

Income before income taxes	4,683	4,163	3,149	3,283	3,934
Income taxes	1,316	1,060	675	751	1,112
Net income	$3,367	$3,103	$2,474	$2,532	$2,822

CONSOLIDATED BALANCE SHEET
DATA AT YEAR END:
Assets	$280,915	$273,076	$280,994	$269,373	$271,983
Gross loans	200,169	200,366	198,238	175,447	167,082
Deposits	239,343	233,277	245,699	236,421	238,902
Shareholders’ equity	35,057	33,459	32,453	32,075	31,229

PER SHARE DATA:
Earnings per share basic and diluted	$1.38	$1.27	$1.01	$1.03	$1.14

Cash dividends declared	$0.69	$0.61	$0.71	$0.37	$0.43

AVERAGE BALANCES:
Total assets	$278,108	$275,752	$274,999	$268,132	$271,973
Stockholders’ equity	$34,635	$33,273	$32,609	$31,615	$29,769

RATIOS:
Return on average assets	1.21%	1.13%	0.90%	0.94%	1.04%
Return on average equity	9.72%	9.33%	7.59%	8.01%	9.48%
Dividend payout ratio	50.03%	47.99%	70.17%	35.77%	37.30%
Average equity to average assets	12.45%	12.07%	11.86%	11.79%	10.94%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or to implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining capital levels adequate to support growth;
•	maintaining cost controls and asset qualities as new branches are opened or acquired;
•	reliance on an experienced management team, including ability to attract and retain key personnel;
•	the successful management of interest rate risk; including changes in interest rates and interest rate policies;
•	changes in general economic and business conditions in market area;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	the ability to rely on third party vendors that perform critical services for the Company;
•	problems with technology utilized by the Company;
•	changing trends in customer profiles and behavior; and
•	changes in banking and other laws and regulations.

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuation concerns. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived from historical loss data experienced by the Bank for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are further adjusted for relevant environmental factors and other conditions of the loan portfolio, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of potential loan losses. This estimate of losses is compared to the allowance for loan losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.

The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Financial Statements. As of December 31, 2006, Management believes that the Allowance for Loan Losses is appropriate for the expected loss in the loan portfolio as of that date.

Executive Overview

The Company reported net income of $3,367,000 in 2006, an increase of 8.51% or $264,000 from 2005 net income of $3,103,000. Net income on a per share basis was reported as $1.38 and $1.27 in 2006 and 2005, respectively. Company core earnings during 2006 were favorably impacted by higher short term interest rates, despite average total assets remaining relatively unchanged, from 2005, a settlement with guarantors of a previously charged-off loan resulting in a $365,000 recovery in loan loss provision and a continued emphasis on expense control. In November 2006, the Bank opened its eleventh banking office, its first in the Town of South Hill.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2006 and 2005.

	Three Months Ended
(in thousands)	2006				2005
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$ 4,116	$ 4,156	$ 4,086	$ 3,842	$ 3,837	$ 3,721	$ 3,524	$ 3,525
Interest expense	1,522	1,426	1,314	1,227	1,186	1,092	995	964
Net interest income	2,594	2,730	2,772	2,615	2,651	2,629	2,529	2,561
Provision for loan losses	4	(355)	19	15	-	12	51	145
Net interest income after
provision for loan losses	2,590	3,085	2,753	2,600	2,651	2,617	2,478	2,416
Non-interest income	593	603	616	493	562	514	525	475
Non-interest expense	2,375	2,139	2,127	2,009	2,028	2,009	2,095	1,943
Income before applicable income taxes	808	1,549	1,242	1,084	1,185	1,122	908	948
Applicable income taxes	193	462	358	303	302	296	223	239
Net Income	$ 615	$ 1,087	$ 884	$ 781	$ 883	$ 826	$ 685	$ 709

Net income per share, basic and diluted	$ 0.25	$ 0.45	$ 0.36	$ 0.32	$ 0.36	$ 0.34	$ 0.28	$ 0.29

Summary

Total assets increased $7.8 million during 2006 from $273.1 million in 2005 to $280.9 million, or a 2.9% increase. Loans were slightly below last year’s level at $198.2 million at December 31, 2006 as compared to $198.4 million at December 31, 2005. Average loan balances for 2006 were $5.2 million greater than the average loan balances for 2005. Funding for loan growth during 2006 came primarily from reallocating available liquidity from overnight Federal Funds and investment securities to the loan portfolio. Total deposits were $239.3 million at December 31, 2006, an increase of $6.1 million or 2.6% compared to $233.3 million at the end of 2005. The deposit balances increase came from an increase of $2.8 million in non-interest bearing accounts and an increase of $3.3 million in interest-bearing deposit accounts.

Stockholders' equity increased by $1.6 million during 2006, predominantly due to earnings, net of $1.7 million in cash dividends paid, and adjustments to accumulated other comprehensive income. Book value per share increased to $14.36 at December 31, 2006, from $13.71 at December 31, 2005.

The Company’s return on average assets (ROAA) for 2006 was 1.21% compared to 1.13% in for 2005 while the return on average equity (ROAE) was 9.72% for 2006 compared to 9.33% in 2005. The Company experienced growth in its core earnings in 2006 as net interest income increased 4.18% and non-interest income increased 2.99% partially offset by an increase in noninterest expense of .90%. This means that the Company realized an increase in pre-tax income of 12.49%. The Company’s improved core earnings are primarily the result of its strategies to improve the net interest margin by improving earning asset yields, and focus on increasing low-cost deposits as a percentage of total deposit balances. A contributor to a higher net income before provision for income taxes was a one-time recovery from a previously charged-off loan totaling $365,000. This recovery to the Allowance for Loan Losses (ALL) allowed the Bank to reverse previous provisions for the ALL through the income statement. The Bank continued to show growth in noninterest income during 2006, up 11.1% over 2005. Non-interest expenses increased 7.1% over 2005, despite additional costs for the new South Hill, Virginia banking office.

The following table summarizes the net changes in the income statement as discussed above:

			Net	Percent
(in thousands)	2006	2005	Change	Change
Return on Average Assets	1.21%	1.13%	.08	7.1%
Return on Average Equity	9.72%	9.33%	.39	4.2%
Net interest income	$ 10,711	$ 10,370	$ 341	3.3%
Non-interest income	2,306	2,076	230	11.1%
Non-interest expense	8,650	8,075	575	7.1%
Net income before provision
for income taxes	4,684	4,163	521	12.5%
Income taxes	1,317	1,060	257	24.3%
Net Income	$ 3,367	$ 3,103	$ 264	8.5%

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

The following two tables provide information needed to understand the impact on net interest income as it relates not only to changes in mix but also as it is impacted by the combination of changes in rate and volume. As illustrated in the tables below, net interest income increased $343,000 in 2006 which resulted in an increase in the net interest margin from 4.12% in 2005 to 4.20% in 2006. The Company realized this increase in interest income due primarily from loan yields rising faster than interest costing deposit rates. The increase in interest income was offset by an increase of $1,103,000 in interest expense due to increased rates on interest bearing liabilities as well as a increase of $148,000 in interest expense due to an increase in volume, resulting in an overall increase in net interest income of $343,000 in 2006. The following extraction from the rate and volume analysis demonstrates the net effects of the changes in net interest income from the rate and volume table:

Net increase in interest income on interest earning assets due to volume	$ 258,000
Net increase in interest income on interest earning assets due to rate	1,336,000
Net increase in interest income on interest earning assets	$ 1,594,000
Net increase in interest expense on interest bearing liabilities due to volume	$ 148,000
Net increase in interest expense on interest bearing liabilities due to rate	1,103,000
Net increase in interest expense on interest bearing liabilities	$ 1,251,000
Net increase in interest income due to volume and rate	$ 343,000

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

	2006 vs. 2005			2005 vs. 2004
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$ 1,453	$ 1,119	$ 334	$ 1,362	$ 607	$ 755
Securities available for sale	149	107	42	(198)	43	(241)
Restricted securities	23	25	(2)	(24)	(10)	(14)
Federal funds sold and other	(31)	85	(116)	14	109	(95)

Total interest-earning assets	1,594	1,336	258	1,154	749	405

Liabilities:
Demand deposits	(2)	(1)	(1)	3	3	-
Savings deposits	76	96	(20)	37	46	(9)
Time deposits	1,045	977	68	531	497	34
Other borrowings	132	37	95	54	47	7

Total interest-bearing liabilities	1,251	1,109	142	625	593	32

Net interest income	$ 343	$ 227	$ 116	$ 529	$ 156	$ 373

Average Balance Sheet Data
(in thousands)
	Years Ended December 31,
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(In thousands)
ASSETS

Interest earning assets:

Loans	$204,224	$14,064	6.89%	$199,058	$12,611	6.34%	$186,863	$11,249	6.02%
Taxable investment securities	47,575	1,956	4.11%	46,057	1,807	3.89%	52,730	2,005	3.80%
Tax-exempt investment securities	834	44	5.28%	910	21	2.31%	1,422	45	3.16%
Federal funds sold and other	2,515	136	5.41%	5,414	168	3.10%	10,115	154	1.52%

Total interest earning assets	255,148	16,200	6.35%	251,889	14,607	5.80%	251,130	13,453	5.36%

Non-interest earning assets:

Cash and due from banks	7,445			8,989			10,904
Premises and equipment, net	7,477			7,287			5,836
Other assets	10,022			9,765			9,280

Less allowance for loan losses	(1,986)			(2,178)			(2,151)

TOTAL	$278,106			$275,752			$274,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$36,923	$58	0.16%	$37,521	$60	0.16%	$37,656	$57	0.15%
Savings deposits	32,853	217	0.66%	37,690	141	0.37%	41,250	104	0.25%
Time deposits	130,504	5,015	3.84%	128,338	3,970	3.09%	127,076	3,439	2.71%
Other borrowings	5,152	198	3.84%	2,451	66	2.69%	1,531	12	0.78%

Total interest bearing liabilities	205,432	5,488	2.67%	206,000	4,237	2.06%	207,513	3,612	1.74%

Non-interest bearing liabilities:

Demand deposits	36,190			33,503			32,534
Other	1,849			2,976			2,343

	243,471			242,479			242,390

Shareholders' equity	34,635			33,273			32,609

TOTAL	$278,106			$275,752			$274,999

Net interest earnings		$10,712			$10,370			$9,841

Interest rate spread			3.68%			3.74%			3.63%

Net interest margin			4.20%			4.12%			3.92%

Notes: Tax-exempt interest income has not been adjusted to a tax-equivalent basis. For the purpose of these computations, non-accrual loans are included in the daily average loan balance.

Non-interest Income

The Company’s non-interest income increased 11.1% to $2.3 million in 2006, compared to $2.1 million in 2005, which is an increase of $230 thousand. When non-interest income is viewed exclusive of net gains on sales of securities, loan sales, and sale of OREO assets, the result indicates an increase of $63 thousand in 2006 as compared to 2005, or an increase of 3.1%. With the exception of net gains, growth in noninterest income for 2006 is attributable to growing ATM transactions and increases in other fee services such as non-deposit investment services. Expanding services that will produce ancillary revenues such as investment products, title insurance partnerships, and selling residential loans to the secondary market has been management’s focus for the last few years. The banking industry, through competitive pressure, has limited the Bank’s ability to charge service fees for many demand deposit accounts and for internet banking services. Continued focus in services where fees can be charged and deepening the Bank’s customer relationships, in its existing markets, should provide the further growth of non-interest income.

The following table illustrates the main revenue sources for non-interest income:

(in thousands)			Net	% of Yr/Yr
	2006	2005	Change	Change
Service charges on deposit accounts	$ 1,241	$ 1,294	$ (53)	(4.1)%
Gain on sale of investment fund	40	-	40	100.0%
Net gain on sales of loans	106	58	48	82.8%
Net gain (loss) on sale of OREO	77	(2)	79	3950.0%
Income from bank owned life insurance	260	247	13	5.3%
ATM fees	286	223	63	28.3%
Other fees	296	256	40	15.6%
Total non-interest income	$ 2,306	$ 2,076	$ 230	11.1%
Total non-interest income, exclusive of net gains & losses.	$ 2,083	$ 2,020	$ 63	3.1%

Non-interest Expense

The Company’s non-interest expense increased 7.1% to $8.6 million in 2006 from $8.1 million in 2005. Branch expansion costs and higher volume-related costs associated with ATMs and internet banking are among the chief reasons for the rise in non-interest expense during 2006 from 2005. The Colonial Heights branch was open for a full twelve months in 2006 and there were start-up and operational costs incurred for the South Hill, Virginia branch which opened on November 30, 2006. The expansion of the non-deposit investment program and the increased sales of residential loans in the secondary market represented an increase in personnel costs since some of this compensation is commission-based. Personnel costs were impacted by the continued decline in the deferral of loan origination costs that are required under FASB 91. The deferral costs are declining due to the efficiencies offered through technological advances in such areas as processing and underwriting. In 2006, the Bank recognized a one-time asset write-down of $47,200 for a tax credit asset that was acquired in 1996. Occupancy expenses rose $118,000 over 2005 primarily due to net higher depreciation costs for the new branching activity, building repairs, and real estate taxes. The transaction volume of ATMs and the increased number of customers using online banking resulted in an increase of $66,000 in Other Expenses for 2006 over 2005. Other cost increases in 2006 were in the area of auditing fees for both internal and external auditing firms and these increases are related to the increasing work needed with relation to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. The Company is not an accelerated filer; therefore compliance with this regulatory requirement will begin in 2007. Postage and express mail costs, both in rate and volume, contributed to over $58,000 in higher costs for 2006 over 2005.

The four main components of noninterest expense and their respective increases are detailed in the table below:

(in thousands)			Net	% of Yr/Yr
	2006	2005	Change	Change
Salaries and employee benefits	$ 4,865	$ 4,553	$312	6.9%
Occupancy	554	436	118	27.1%
Equipment	756	810	(54)	(6.7)%
Other (1)	2,475	2,276	199	8.7%
Total non-interest expense	$8,650	$8,075	$ 575	7.1%

(1) Please reference Note 10 of the Consolidated Financial Statements for the principal components of Other Expenses.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance. The effective income tax rate, based on income before taxes is, therefore, lower than the statutory Federal income tax rate of 34%. Financial institutions in the Commonwealth of Virginia are not subject to a state income tax, rather, a franchise tax is assessed and paid. The cost of the franchise tax is recorded as part of the Other Expense category discussed above. The effective income tax rate increased to 28.1% in 2006 from 25.5% in 2005 and from 21.4% in 2004. Income taxes for 2006 increased to $1,317,000 from $1,060,000 in 2005 and $675,000 in 2004 as a result of higher pre-tax net earnings and a decline in tax-exempt investments and loans as a percentage of total assets.

Loans

The Bank uses the funds generated from deposits, short-term FHLB advances, combined with investment portfolio liquidity to support its lending activities and it competes aggressively for loans in its market areas. Loan originations for 2006 totaled $85.5 million or a 10.9% increase over the $77.1 million originated in 2005. Despite the double-digit increase in loan origination activity, total loans at December 31, 2006 totaled $200.2 million or a decrease of $197 thousand from the $200.4 million at December 31, 2005. Despite the increase of $8.4 million in originations for 2006 as compared to 2005, the loan levels from year to year were basically level due to a large number of commercial loans refinancing into the conduit market, the sale of retail businesses to larger corporations, and from the completion of land development and construction projects. (The Bank does not make loans outside of the United States.)

Loans are made predominantly to residents and businesses located of the Company’s trade area. Approximately 79% of the loan portfolio on December 31, 2006 was composed of real estate secured loans.

The following table shows the Company’s loan distribution at the end of each of the last five years.

	December 31,
	2006	2005	2004	2003	2002
Loans:	(In thousands)
Commercial & Agricultural	$20,324	$23,884	$26,464	$24,492	$22,647
Commercial Real Estate	48,358	54,549	50,624	39,028	38,153
Real Estate – Mortgage	95,601	92,158	93,002	87,579	79,873
Real Estate – Construction	17,510	11,888	10,767	5,040	3,494
Consumer	18,376	17,887	17,381	19,308	22,915
Total Loans	$200,169	$200,366	$198,238	$175,447	$167,082

The Company does not engage in highly leveraged transactions. Commitments to extend credit to customers in the normal course of business totaled $39.2 million at December 31, 2006. (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2006. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

(In thousands)	Within One Year	Maturing After One But Within Five Years	After Five Years	Total
Commercial & Agricultural	$ 9,366	$ 5,618	$ 5,340	$ 20,234
Commercial Real Estate	11,054	33,970	3,334	48,358
Real Estate – Mortgage	23,190	45,137	27,274	95,601
Real Estate – Construction	10,414	5,518	1,578	17,510
Consumer	1,916	15,077	1,383	18,376
Total Loans	$ 55,940	$ 105,320	$ 38,909	$ 200,169
Maturities after one year with:
Fixed interest rates		$ 86,592	$ 14,167	$ 100,759
Variable interest rates		$ 18,728	$ 24,742	$ 43,470

Asset Quality

The Allowance for Loan Losses is maintained at a level that management believes is adequate after considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans, as well as other factors deserving recognition. After considering these factors, the Allowance for Loan Losses was set at $1.9 million at year end 2006. This is comparatively unchanged to the Allowance at year end 2005. A settlement agreement reached between the Bank and the guarantors of a commercial loan charged off in 2005, resulted in a recovery totaling $365,000. On December 31, 2006, the Allowance was .97% of total loans down from .98% one year earlier. As a result of the settlement agreement mentioned previously, the provision for loan losses in 2006 was a net recovery of $316,000 compared to a charge to income of $208,000 in 2005, a decrease of $524,000.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2006		2005		2004		2003		2002
(In thousands)	Amount	Percent of total ALL	Amount	Percent of total ALL	Amount	Percent of total ALL	Amount	Percent of total ALL	Amount	Percent of total ALL

Commercial real estate loans	$ 913	24.16%	$ 693	27.22%	$955	25.54%	$1,232	22.24%	$1,862	22.85%
Real estate 1-4 family loans	315	47.76%	174	46.00%	159	46.91%	257	49.92%	179	47.80%
Real estate construction loans	97	8.75%	319	5.93%	116	5.43%	61	2.87%	23	2.09%
Commercial loans	452	10.15%	592	11.92%	1,320	13.35%	609	13.96%	635	13.55%
Consumer loans	158	9.18%	176	8.93%	190	8.77%	212	11.01%	226	13.71%
Balance End of Period	$1,935	100.00%	$1,954	100.00%	$2,740	100.00%	$2,371	100.00%	$2,925	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses. Non-accrual and impaired loans were $1,942,000 and $1,695,000 at December 31, 2006 and December 31, 2005, respectively. It is the Company’s policy to put loans on a non-accrual basis once they are past due 90 days or more unless they are well secured and in the process of collection.

At year end 2006, management was monitoring loans considered to be impaired (under Statement 114) totaling $1,906,000, of which $1,046,000 are on a non-accrual status. They are followed closely, and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Various forms of collateral are held as security on the loans.

Non-Performing Assets Summary

	December 31,
(In thousands)	2006	2005	2004	2003	2002

Non-accrual and impaired loans	$1,942	$1,695	$2,189	$1,972	$3,079
Restructured loans	-	-	-	-	-
OREO	85	200	-	-	619
Total non-performing assets	$2,027	$1,895	$2,189	$1,972	$3,698
Loans past due 90 days and accruing interest	$0	$242	$51	$932	$567

Criticized Loans are defined by management as loans which may or may not be currently accruing interest, and while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at December 31, 2006 and 2005 totaled $2,159,000 and $2,297,000, respectively. At December 31, 2006 and 2005, $208,000 and $195,000, respectively was included in the Allowance for Loan Loss to cover for the possible losses on these loans.

Other Real Estate Owned (OREO) balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Bank. The Bank regularly evaluates the carrying value of such assets and adjusts the balances as required. The Bank actively markets such properties to reduce potential losses and expenses related to carrying these assets. As of December 31, 2006, one property was in the process of being marketed with an adjusted balance of $85,000.

Loan Charge-offs and Recoveries Summary

In 2006, recoveries exceeded charge-offs by $297,000, compared to net charge-offs of $994,000 in 2005, as illustrated in the table below. The following table further summarizes the Company’s loan loss experience for the preceding five years:

Five-Year Loan Charge-offs and Recoveries Summary

	December 31,
(In thousands)	2006	2005	2004	2003	2002
Balance at January 1,	$ 1,954	$2,740	$2,371	$2,925	$2,780
Charge-offs:
Commercial & Agricultural	21	872	23	754	324
Real Estate	52	377	292	45	450
Consumer	63	138	153	119	389
Total Charge-Offs	$ 136	$1,387	$ 468	$ 918	$1,163

Recoveries:
Commercial & Agricultural	$ 371	$ 141	$ 33	$ 7	$ 134
Real Estate	3	138	4	3	0
Consumer	59	114	97	104	157
Total Recoveries	$ 433	$ 393	$ 134	$ 114	$ 291
Net Charge-offs (Recoveries)	$ (297)	$ 994	$ 334	$ 804	$ 872
Provision for loan losses	$ (316)	$ 208	$ 703	$ 250	$1,017
Balance at December 31,	$ 1,935	$1,954	$2,740	$2,371	$2,925

Ratio of net charge-offs to
average loans outstanding	(0.14%)	0.50%	0.18%	0.48%	0.47%

In April 2006, the Bank entered into a settlement agreement with guarantors of a commercial loan that was charged off during 2005. The agreement called for a cash settlement of $365,000. This recovery is in addition to a 2005 recovery of $113,331 from a foreclosure sale on a portion of the collateral, bringing the total recovery on this charge-off to $478,331 or 57% of the charged-off amount. The recovery of $365,000 was recognized by the Bank on August 4, 2006 after the completion of the 90-day preference period associated with bankruptcy laws. After recognizing this latest recovery, Management determined that the Allowance for Loan Losses was too high and reversed $365,000 from the Allowance by crediting the Provision for Loan Losses. These actions were originally reported in the Form 10-Q filing for September 30, 2006.

Investments

The Company’s purchases and sales of investments are managed in conjunction with other uses of funds, liquidity provisions, and investment market conditions. During 2006, the Company liquidated its position in a mutual fund investment that management deemed was no longer within its investment profile. The gain on the sale of the investment was $40,000.

Investment Securities Portfolio

	December 31,
(In thousands)	2006	2005	2004
U.S. Treasury and other U.S. Government agencies and mortgage-backed securities	$32,336	$28,122	$26,484
State and political subdivisions	15,284	15,649	16,260
Other	3,458	3,483	3,620
Total	$51,078	$47,254	$46,364

Projected Maturities for Investment Securities Portfolio

	Within One Year		After One Year Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. government agencies and mortgage-backed securities	$5,412	4.34%	$12,555	3.72%	$5,780	4.17%	$8,589	5.41%
State and political subdivisions	899	6.97%	4,067	4.95%	8,188	5.17%	2,130	6.04%
Other	-	-	3,458	3.48%	-	0.00%	-	0.00%
Total	$6,311		$20,080		$13,968		$10,719

Mortgage backed securities in the amount of $10,985,000 are included in the above table based on expected weighted average maturities.

At December 31, 2006 and 2005, investment securities with a book value of $11,675,000 and $16,130,000, respectively, were pledged to collateralize public deposits and for other purposes.

All investment in debt securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and accretion of discounts. By carrying the investment portfolio as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

Deposits

Total deposits increased $6.1 million or 2.6% in 2006. During 2006, non-interest demand deposit balances increased $2.8 million to $38.1 million at December 31, 2006 as compared to $35.3 million at December 31, 2005. Management places an emphasis on increasing lower cost deposit account balances as a means of controlling the impact of higher short-term rates on the interest margin. Interest-bearing deposit accounts increased $3.3 million to $201.3 million at December 31, 2006, or 1.7% greater than the $198 million at December 31, 2005.

Average Deposits and Rates Paid

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)
Non-interest bearing demand deposits	$36,190		$33,503		$32,534
Interest bearing demand deposits	36,923	0.16%	37,521	0.16%	39,187	0.18%
Savings deposits	32,853	0.66%	37,690	0.37%	41,250	0.25%
Time deposits	130,504	3.84%	128,338	3.09%	127,076	2.71%

Total	$236,470	2.24%	$237,052	1.79%	$240,047	1.50%

The Company’s time deposits with balances of $100,000 or more totaled $47.6 million at December 31, 2006, and comprised 19.9% of the Company’s total deposits. These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturity Projection of Time Deposits over $100,000
(in thousands)
December 31, 2006
3 months or less	$ 8,578
Over 3 months through 12 months	23,560
Over 1 year through 3 years	11,147
Over 3 years	4,354
Total	$47,639

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

Outstanding Financial Instruments with Credit Risk

	2006	2005
	(In thousands)
Commitments to extend credit	$ 39,240	$ 40,108
Standby letters of credit	977	559

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

As of December 31, 2006, approximately $83.3 million or 42% of the loan portfolio will mature or re-price within one year. Maturities and principal repayments from the investment securities portfolio that are expected within one year are approximately $6.3 million, or 12.4% of the investment portfolio. Expected liquidity of approximately $93.3 million from the loan and investment portfolios, within the next year, is scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand. Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds. During 2006, the Company was a seller of Federal funds in daily average amounts of $2.5 million.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. Federal funds lines of credit are maintained with three correspondent banks however the Company did not have any amount outstanding as of December 31, 2006. As of December 31, 2006, the Company has the following lines of credit available:

Federal Home Loan Bank of Atlanta	$62,243,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,433,000
Total Federal Funds Lines	$85,076,000

As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its clients’ credit needs.

Capital Resources

The Company’s principal source of capital is generated through retained earnings. In 2006, $1,683,000, or 50%, of earnings were retained and added to the capital of the Company.

Capital growth has historically benefited from a conservative dividend policy. In 2006 the dividend payout represented 50% of net income. The Company’s current Dividend Policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing four calendar quarters. The ratio of average equity to average assets was 12.45% in 2006, compared to 12.07% in 2005. Stockholders’ equity was $35,057,305 on December 31, 2006.

The Company’s Tier I Leverage ratio was 12.6%. The Tier I risk-based capital ratio for the Company was 19.1% on December 31, 2006 while the Tier II or total risk-based capital ratio was 20.2%. Both Tier I and total risk-based capital ratios at December 31, 2006 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,684,000 were declared in 2006 which represents a payout ratio of 50.0% compared to a payout ratio of 48% in 2005. It is anticipated that internally generated funds will cover any capital improvements in 2007. The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

Contractual Obligations as of December 31, 2006

The following table presents the Company’s contractual obligations and scheduled payments due at various intervals over the next five years and beyond:

Payments Due by Period

( in thousands)		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Short-term borrowings	$ 4,368	$ 4,368	$ -	$ -	$ -
Operating leases	99	42	57	-	-
Total	$ 4,467	$ 4,410	$ 57	$ -	$ -

Capital Expenditures

Capital expenditures were approximately $1.5 million in 2006 compared to $400 thousand in 2005. The capital expenditures in 2006 were primarily due to the acquisition and renovation of the Bank’s eleventh banking office in South Hill, Virginia, as well as, remodeling costs for the banking office located at 1575 South Main Street in Blackstone, Virginia and acquisition costs for improvements and expansion of the Bank’s information technology infrastructure. Expenditures in 2005 were primarily due to the completion of renovations to open the Bank’s new banking office in Colonial Heights, in addition to the Company’s initiative to systematically remodel all operating banking offices.

Capital expenditures are projected to be approximately $553 thousand in 2007, which includes the renovations to banking offices, information technology enhancements related to branch capture technology and routine replacement of furniture and equipment, including security surveillance equipment.

Inflation

In financial institutions virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on a bank’s performance than the effects of general levels of inflation since interest rate movement is not necessarily affected by inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential risk to earnings and/or to the economic value of equity due to changes in interest rates and other market conditions as they relate to the financial industry. The Company’s market risk exposure is primarily its exposure to interest rate risk (IRR). The measuring, monitoring and management of IRR is the responsibility of the Asset Liability Management Committee (the ALCO). The Board of Directors of the Company has delegated responsibility for asset liability management to the ALCO whose main objectives are to manage IRR while optimizing earnings through net interest income and management of the balance sheet. The Company uses a simulation model on a quarterly basis to measure IRR. This model utilizes the Company’s financial data and various management assumptions and projections as they relate to growth, interest rates, noninterest income and noninterest expenses in order to forecast the interest sensitivity of the Company and its potential impact on net interest income, earnings and equity. The model projects a “most likely” forecast which is then “shocked” with various interest rate increases and decreases in order to project the short term effects on net interest income and net income. The model also projects the effects on the economic value of equity (EVE) of the Company using the same interest rate increases and decreases. The EVE sensitivity measure is a measure of the long-term risk of the bank.

As of December 31, 2006, the Company’s earnings sensitivity analysis indicates that the Company remains asset sensitive in the near term and is exposed to declining earnings if rates fall. This condition is common as asset/liability management dictates the need to be asset sensitive in a rising rate environment which is what existed in 2006. Economic forecasts indicate that short and intermediate-term rates may stay stable for the first half of 2007 and it is generally expected that the Federal Reserve Board’s Federal Open Market Committee may begin to decrease short-term rates in the second half of 2007. The Company’s asset/liability model analysis, as of December 31, 2006, indicates that the Company within the next 12 months is nearly matched between the amount of earning assets that reprice and the amount of interest-bearing liabilities that are subject to interest rate changes. The Company’s balance sheet becomes asset sensitive after 12 months and up to 5 years.

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net interest income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The model simulation results presented below are based upon the instaneous increase or decrease (shock) of current interest rates. This method meets regulatory requirements. The Company’s management does recognize that rate shocks represent the most severe of interest rate change scenarios, and has viewed past modeling results using a “rate ramping” methodology that illustrates the effect of interest rate changes over a period of 12 months, rather than overnight. The model utilizes current market interest rates to measure against the Company’s portfolio rates for earning assets, deposits and other interest sensitive liabilities in order to compute the economic value of equity.

Summary Interest Rate Risk Measures
December 31
	2006	2005
Net interest income – 12 month simulation:
+ 200 basis point shock vs. current rates	+5.6%	+ 3.2%
- 200 basis point shock vs. current rates	- 8.9%	- 9.5%

Net income – 12 month simulation:
+200 basis point shock vs. current rates	+13.0%	+ 7.6%
-200 basis point shock vs. current rates	- 20.5%	- 22.5%

Economic Value of Equity change:	($ in thousands)
Book Value of Equity at current rates	$ 35,057	$ 33,459
Market Value of Equity at current rates	$ 52,954	$ 42,173
+ 200 basis point shock vs. current rates	- 2.2%	- 5.5%
- 200 basis point shock vs. current rates	- 5.1%	+ 0.1%

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

INTEREST SENSITIVITY GAP ANALYSIS

	At December 31, 2006
	(In thousands)
	Within	91 to 365	1 to 2	2 to 5	Over 5	Total
	90 Days	Days	Years	Years	Years	Institution
Earning Assets
Securities, at fair value	$ 3,569	$ 6,476	$ 9,748	$14,269	$ 17,016	$ 51,078
Restricted securities	632	-	-	-	-	632
Federal funds sold	4,414	-	-	-	-	4,414
Interest-bearing deposits in banks	653	-	-	-	-	653
Loans, net of unearned income	55,414	27,884	32,260	66,915	17,696	200,169
Total earning assets	$ 64,682	$ 34,360	$ 42,008	$ 81,184	$ 34,712	$ 256,946

Interest-bearing Liabilities
NOW Accounts	$ 1,839	$ 3,493	$ 3,493	$10,480	$ 17,467	$ 36,772
Money market accounts	803	3,213	3,213	7,229	1,607	16,065
Savings accounts	867	1,647	1,647	4,941	8,236	17,338
Time deposits	17,956	66,761	22,132	24,234	-	131,083
Short term borrowings	4,368	-	-	-	-	4,368
Total interest-bearing liabilities	$ 25,833	$ 75,114	$ 30,485	$46,884	$ 27,310	$ 205,626

Cumulative interest sensitivity gap	$ 38,849	$ (1,905)	$ 9,618	$43,918	$ 51,320
GAP / total earning assets (%)	15.12%	(0.74)%	3.74%	17.09%	19.97%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3) Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended Bylaws of the Company, restated in electronic format as of June 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2006).

10.1	Management Continuity Agreement dated as of May 2, 2005 between the Company and Ronald E. Baron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 13, 2005).

10.2	Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed April 5, 2006).

10.3

Amendment to Management Continuity Agreement between the Company and Joseph D. Borgerding, dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 14, 2006).

21.1	Subsidiary of the Company (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) (filed herewith).

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)	Exhibits - - See Item 15(a)(3) above.

(c)	Financial Statement Schedules - - See Item 15(a)(2) above.

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2006

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders and Board of Directors

Citizens Bancorp of Virginia, Inc. and Subsidiary

Blackstone, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 9 to the consolidated financial statements, on December 31, 2006, Citizens Bancorp of Virginia, Inc. changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia

March 29, 2007

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2006 and 2005

Assets	2005	2004

Cash and due from banks	$8,317,738	$8,645,252
Interest-bearing deposits in banks	652,667	72,013
Federal funds sold	4,114,000	513,000
Securities available for sale, at fair market value	51,077,700	46,253,839
Restricted securities	632,300	683,600
Loans, net of allowance for loan losses of $1,935,154 in 2006
and $1,954,307 in 2005	198,234,190	198,411,785
Premises and equipment, net	8,033,034	7,174,461
Accrued interest receivable	1,820,235	1,705,916
Other assets	8,032,727	8,616,537

Total assets	$280,914,591	$273,076,403

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$38,085,079	$35,308,433
Interest-bearing	201,257,934	197,968,229
Total deposits	$239,343,013	$233,276,662
Short term borrowings	4,368,457	4,536,076
Accrued interest payable	1,373,640	874,490
Accrued expenses and other liabilities	772,176	930,068
Total liabilities	$245,857,286	$239,617,296

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ --	$ --
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750 in 2006 and in 2005	1,220,375	1,220,375
Additional paid-in capital	49,420	49,420
Retained earnings	34,653,959	32,971,223
Accumulated other comprehensive (loss), net	(866,449)	(781,911)
Total stockholders' equity	$35,057,305	$33,459,107

Total liabilities and stockholders' equity	$280,914,591	$273,076,403

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest and Dividend Income
Loans, including fees	$14,063,457	$12,610,968	$11,249,318
Investment securities:
Taxable	1,467,666	1,285,236	1,415,127
Tax-exempt	488,811	522,300	590,092
Dividends	43,863	20,575	44,435
Federal funds sold	124,500	159,451	140,625
Other	11,563	8,320	12,980
Total interest and dividend income	$16,199,860	$14,606,940	$13,452,577

Interest Expense
Deposits	$5,290,645	$4,170,702	$3,599,759
Short term borrowings	197,909	66,688	12,486
Total interest expense	$5,488,554	$4,237,390	$3,612,245

Net interest income	$10,711,306	$10,369,550	$9,840,332
Provision for (Recovery of) loan losses	(316,116)	208,000	703,000
Net interest income after provision for loan losses	$11,027,422	$10,161,550	$9,137,332

Noninterest Income
Service charges on deposit accounts	$1,241,456	$1,293,869	$1,166,361
Gain on sale of investement fund	40,016	--	--
Net gain on sales and calls of securities	--	--	101,767
Net gain on sales of loans	106,339	58,486	46,083
Net gain (loss) on the sale of other real estate owned	76,790	(1,567)	(389)
Income from bank-owned life insurance	259,597	246,774	261,080
ATM fees	286,035	223,118	162,247
Other	295,877	255,563	277,329
Total noninterest income	$2,306,110	$2,076,243	$2,014,478

Noninterest Expenses
Salaries and employee benefits	$4,864,907	$4,553,107	$4,395,791
Occupancy	554,029	436,162	372,669
Equipment	755,907	810,273	878,549
Other	22,475,222	2,275,328	2,355,994
Total noninterest expenses	$8,650,065	$8,074,870	$8,003,003

Income before income taxes	$4,683,467	$4,162,923	$3,148,807

Provision for income taxes	1,316,609	1,060,344	674,582

Net income	$3,366,858	$3,102,579	$2,474,225

Earnings Per Share, basic and diluted	$1.38	$1.27	$1.01
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2006, 2005 and 2004
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2003	$1,224,000	$193,240	$30,619,523	$37,838		$32,074,601
Comprehensive income:
Net income	- -	- -	2,474,225	- -	$2,474,225	2,474,225
Other comprehensive (loss):
Unrealized (losses) on securities available
for sale, net of deferred taxes of $74,612	- -	- -	- -	- -	(144,835)	- -
Reclassification adjustment, net of
income taxes of $34,601	- -	- -	- -	- -	(67,166)	- -
Other comprehensive (loss), net of taxes	- -	- -	- -	(212,001)	$ (212,001)	(212,001)
Total comprehensive income	- -	- -	- -	- -	$2,262,224	- -
Shares repurchased	(3,625)	(143,820)				(147,445)
Cash dividends declared ($.71 per share)	- -	- -	(1,736,251)	- -		(1,736,251)
Balance at December 31, 2004	$1,220,375	$49,420	$31,357,497	$(174,163)		$32,453,129
Comprehensive income:
Net income	- -	- -	3,102,579	- -	$3,102,579	3,102,579
Other comprehensive (loss), net of taxes
unrealized (losses) on securities available
for sale, net of deferred taxes of $313,082	- -	- -	- -	(607,748)	(607,748)	(607,748)
Total comprehensive income	- -	- -	- -	- -	$2,494,831	- -
Cash dividends declared ($.61 per share)	- -	- -	(1,488,853)	- -		(1,488,853)
Balance at December 31, 2005	$1,220,375	$49,420	$32,971,223	$(781,911)		$33,459,107
Comprehensive income:
Net income	- -	- -	3,366,858		$3,366,858	3,366,858
Other comprehensive (loss), net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes of ($129,017)	- -	- -	- -	250,443	250,443	250,443
Total comprehensive income	- -	- -			$3,617,301	- -
Adjustment to initially apply FASB Statement
No. 158, in regard to pension plan,
net of tax ($172,565)	- -	- -	- -	(334,981)		(334,981)
Cash dividends declared ($.69 per share)	- -	- -	(1,684,122)	- -		(1,684,122)
Balance at December 31, 2006	$1,220,375	$49,420	$34,653,959	$(866,449)		$35,057,305

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 3,366,858	$ 3,102,579	$ 2,474,225
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	648,791	742,517	692,591
Provision for (Recovery of) loan losses	(316,116)	208,000	703,000
Gain on sale of investment fund	(40,016)
Net gain on sales and calls of securities	- -	- -	(101,767)
Net gain on sales of loans	(106,339)	(58,486)	(46,083)
Origination of loans held for sale	(8,863,700)	(4,895,100)	(3,627,250)
Proceeds from sales of loans	8,970,039	4,953,586	3,673,333
Net (gain) loss on sale of other real estate owned	(76,790)	1,567	389
Net amortization of securities	60,504	98,554	132,218
Deferred tax expense (benefit)	82,105	189,763	(6,708)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(114,319)	(197,123)	(51,063)
(Increase) in other assets	(385,270)	(308,332)	(315,306)
Increase (decrease) in accrued interest payable	499,150	199,610	(48,956)
Increase (decrease) in accrued expenses
and other liabilities	(665,438)	2,601	383,503
Net cash provided by operating activities	$ 3,829,999	$ 4,039,736	$ 3,862,126

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ --	$ 808,000	$ 17,946,886
Maturities and prepayments	5,915,295	1,226,578	4,619,095
Purchases	(9,420,201)	(3,943,743)	(8,965,066)
(Purchase) redemption of restricted securities	51,300	(52,400)	737,800
Net (increase) in loans	493,711	(3,400,833)	(23,216,995)
Purchases of land, premises and equipment	(1,507,364)	(490,426)	(2,747,200)
Proceeds from sale of other real estate owned	276,790	77,331	91,349
Net cash (used in) investing activities	$ (4,190,469)	$ (5,775,493)	$ (11,534,131)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$6,066,351	$(12,422,131)	$9,277,936
Net increase (decrease) in short-term borrowings	(167,619)	3,272,069	1,264,007
Dividends paid	(1,684,122)	(1,464,446)	(1,370,138)
Repurchase of common stock	- -	- -	(147,445)
Net cash provided by (used in) financing activities	$4,214,610	$(10,614,508)	$9,024,360

Net increase (decrease) in cash and cash equivalents	$3,854,140	$(12,350,265)	$1,352,355

Cash and Cash Equivalents
Beginning of year	9,230,265	21,580,530	20,228,175

End of year	$13,084,405	$9,230,265	$21,580,530

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,989,404	$4,037,780	$3,661,201

Income taxes	$1,445,000	$822,044	$553,000

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$ 85,000	$278,898	$91,737

Unrealized (losses) on securities available for sale	$ 379,460	$(920,830)	$(321,214)

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

Business

The Company conducts the general business of a commercial bank. The Company is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System. The Company’s primary trade areas are in the Virginia counties of Nottoway, Amelia, Prince Edward, Chesterfield, Colonial Heights and Mecklenburg. The Company offers traditional lending and deposit products to businesses and individuals.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had $85,000 in foreclosed assets at December 31, 2006 and $200,000 in foreclosed assets at December 31, 2005.

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

Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component in the equity section of the balance sheet, as components of accumulated other comprehensive income. At December 31, 2006, the Company implemented FASB No. 158, it requires the initial adjustment of the funded status of a company’s defined benefit pension plan as a component of accumulated other comprehensive income.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding. The Company has no dilutive or potentially dilutive common stock equivalents. For the years ending December 31, 2006, 2005 and 2004, the weighted-average common shares outstanding were 2,440,750, 2,440,750 and 2,445,494 respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

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

Notes to Consolidated Financial Statements

For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. At December 31, 2006, the Company’s financial statements reflect the underfunded status of the defined benefit pension plan, the adjustment is reported as part of Accumulated Other Comprehensive Loss was $334,981, net of taxes; or 0.12% of total assets.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 21,876,617	$ 77	$ (525,241)	$ 21,351,453
State and municipal	15,353,328	67,433	(136,104)	15,283,657
Mortgage-backed	11,087,604	22,439	(125,152)	10,984,891
Corporate	3,565,404	- -	(107,705)	3,457,699
	$ 51,882,953	$ 88,949	$ (894,202)	$ 51,077,700

Notes to Consolidated Financial Statements

.	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 19,433,461	$ - -	$ (673,653)	$ 18,759,808
State and municipal	15,822,905	67,912	(241,538)	15,649,279
Mortgage-backed	9,557,418	7,928	(203,696)	9,361,650
Corporate	3,624,768	- -	(141,666)	3,483,102
	$ 48,438,552	$ 75,840	$ (1,260,553)	$ 47,253,839

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2006 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$ 6,337,689	$ 6,310,280
Maturing after one year through five years	18,393,208	17,963,335
Maturing after five years through ten years	12,947,418	12,723,014
Maturing after ten years	3,117,033	3,096,180
Mortgage-backed securities	11,087,604	10,984,891
	$ 51,882,953	$ 51,077,700

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2006	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 1,693	$ (1)	$ 18,908	$ (524)
State and municipal	773	- -	6,818	(136)
Mortgage-backed	4,189	(14)	4,395	(111)
Corporate	- -	- -	3,458	(108)
Total temporarily
impaired securities	$ 6,655	$ (15)	$ 33,579	$ (879)

Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2005	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 3,648	$ (66)	$ 15,112	$ (608)
State and municipal	6,623	(93)	3,587	(149)
Mortgage-backed	4,918	(65)	4,216	(139)
Corporate	518	(18)	2,965	(123)
Total temporarily
impaired securities	$ 15,707	$ (242)	$ 25,880	$ (1,019)

The unrealized losses in the investment portfolio as of December 31, 2006 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 65 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Securities having carrying values of $11,674,871 and $16,130,126 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required by law.

For the years ended December 31, 2005, and 2004, proceeds from sales and calls of securities amounted to $808,000 in 2005 and $17,946,886 in 2004. There were no sales or calls in 2006. Gross realized gains amounted to $147,827 for 2004. There were no gross realized gains for 2005. Gross realized losses amounted to $46,060 in 2004. There were no gross realized losses during 2005. The tax provision applicable to these net realized gains amounted to $34,601 for 2004.

Notes to Consolidated Financial Statements

Note 3.	Loans

A summary of the balances of loans follows:

	December 31,
	2006	2005
	(In Thousands)
Mortgage loans on real estate:
Commercial	$ 48,358	$ 54,549
Residential 1-4 family	95,601	92,158
Construction	17,510	11,888
Commercial	20,324	23,884
Consumer installment	18,376	17,887
Total loans	$ 200,169	$ 200,366
Less: allowance for loan losses	1,935	1,954
Loans, net	$ 198,234	$ 198,412

Note 4.	Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Balance, beginning	$ 2,740	$ 2,740	$ 2,371
Provision for (Recovery of) loan losses	(316)	208	703
Loans charged off	(155)	(1,387)	(468)
Recoveries of loans previously
charged off	452	393	134
Balance, ending	$ 1,935	$ 1,954	$ 2,740

Notes to Consolidated Financial Statements

A summary of information pertaining to impaired loans follows:

Years Ended December 31,
	2006	2005	2004
(In Thousands)

Impaired loans with
a valuation allowance	$ 1,906	$ 1,366	$ 1,705
Impaired loans without
a valuation allowance	- -	- -	- -
Total impaired loans	$ 1,906	$ 1,366	$ 1,705

Valuation allowance related
Impaired loans	$ 348	$ 306	$ 1,032

Average investment in
Impaired loans	$ 2,200	$ 1,421	$ 2,690

Interest income recognized	$ 91	$ - -	$ - -

Nonaccrual loans excluded from the impairment disclosure above under SFAS No. 114 totaled $35,862, $329,041 and $483,534 at December 31, 2006, 2005 and 2004, respectively. Income on nonaccrual and impaired loans under the original terms would have been approximately $198,073, $145,418 and $55,792 for 2006, 2005 and 2004, respectively.

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2006	2005
	(In Thousands)
Land	$ 1,753	$ 1,398
Buildings	7,249	6,448
Furniture, fixtures and equipment	3,986	4,210
Construction in progress	201	139
	$ 13,189	$ 12,195
Accumulated depreciation	(5,156)	(5,021)
	$ 8,033	$ 7,174

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $648,791, $742,517, and $692,591, respectively.

Notes to Consolidated Financial Statements

All branch locations are owned by the bank except the Chesterfield branch, which is under a lease agreement for five years renewable for five additional terms of five years each. The original lease term is scheduled to end April 30, 2009. Pursuant to the terms of a lease agreement pertaining to bank premises, future minimum rent commitments are as follows:

2007	$ 42,055
2008	42,896
2009	14,393
$ 99,344

Note 6.	Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 were $47,638,970 and $42,970,172, respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows:

(In thousands)
2007	$ 84,717
2008	22,132
2009	9,769
2010	5,343
2011	9,122
$ 131,083

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $96,135 and $97,876, respectively.

Note 7.	Short Term Borrowings

Short term borrowings include customer deposit balances that are invested overnight into an investment sweeps product. The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however the Company pledges U.S. government securities for the balances held in these accounts.

The Company also has available lines of credit with several correspondent banks totaling $85,076,686. No amounts were drawn at December 31, 2006 or 2005.

Notes to Consolidated Financial Statements

Note 8.     Income Taxes

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2006	2005	2004

Current tax expense	$ 1,398,714	$ 870,581	$ 681,290
Deferred tax expense (benefit)	(82,105)	189,763	(6,708)
	$ 1,316,609	$ 1,060,344	$ 674,582

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Computed “expected” tax expense	$ 1,592,379	$ 1,415,394	$ 1,070,594
Tax-exempt income	(259,285)	(286,158)	(323,507)
Other, net	(16,485)	(68,892)	(72,505)
	$ 1,316,609	$ 1,060,344	$ 674,582

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Allowance for loan losses	$ 303,058	$ 410,537
Nonaccrual loan interest	53,916	43,931
Intangible assets	5,891	10,531
Unrecognized pension obligation	75,683	--
Net unrealized loss on securities
available for sale	273,786	402,803
Other real estate	--	3,830
Deferred tax assets	$ 712,334	$ 871,632

Deferred tax liabilities:
Deferred loan fees	$ 150,425	$ 196,667
Depreciation	178,444	234,057
Prepaid pension	--	18,648
Discount accretion on securities	12,203	4,086
Deferred tax liabilities	341,072	453,458
Net deferred tax assets	$ 371,262	$ 418,174

Notes to Consolidated Financial Statements

Note 9.	Employee Benefit Plans

The Bank offers a number of benefit plans to its employees. Among them are a 401(k) Plan and a defined benefit plan, which are described below:

401(k) Plan

The Bank offers a 401(k) plan for the benefit of all employees who have attained the age of 18 and completed three months of continuous service. The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the Bank to make discretionary contributions to the plan in such amounts as the Board of Directors may determine to be appropriate. The Bank presently makes matching contributions equal to 50% of the first six percent of an employee’s compensation contributed to the plan. Contributions made to the plan by the Bank for the years ended December 31, 2006, 2005, and 2004, were $66,875, $60,810, and $65,471, respectively.

Defined Benefit Pension Plan

The Bank has a defined benefit pension plan covering all employees who meet eligibility requirements. To be eligible, an employee must be 20.5 years of age and have completed six months of eligibility service. The plan provides benefits based on the participant’s years of service and five year average final compensation. At a minimum, our funding policy is to make annual contributions as permitted or required by regulations. For the twelve months ended December 31, 2006, the Bank made cash contributions totaling $489,819 that included a one-time additional cash contribution of $250,000 to the plan. Contributions for the twelve months ended December 31, 2005 and 2004 were $259,714 and $251,830, respectively.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires adoption on a prospective basis beginning for the year ended December 31, 2006. The following table reflects the incremental effect of applying SFAS 158 on individual line items as presented in the consolidated balance sheet as of December 31, 2006.

($ in thousands)	Before Application of SFAS 158	Adjustments For Pension Benefits	After Application of SFAS 158
Other assets	$ 8,145	(112)	$ 8,033
Total assets	281,027	(112)	280,915
Accrued Expense and other liabilities	549	223	772
Total liabilities	245,634	223	245,857
Accumulated other comprehensive (loss)	(531)	(335)	(866)
Total shareholders’ equity	$ 35,392	(335)	$ 35,057

Notes to Consolidated Financial Statements

Additional information regarding the company’s pension benefits plan is presented below in accordance with SFAS 158 for 2006. Previous year information for 2005 and 2004 is presented in accordance with the previous FASB Statements. The measurement date used for the pension disclosure is September 30 for all years presented.

	Years Ended December 31,
	2006	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning	$ 3,431,501	$ 2,926,291	$ 2,325,737
Service cost	297,905	270,118	211,129
Interest cost	205,196	182,171	156,208
Actuarial (gain) loss	(60,027)	110,172	256,689
Benefits paid	(94,310)	(57,251)	(23,472)
Benefit obligation, ending	$ 3,780,265	$ 3,431,501	$ 2,926,291

Change in Plan Assets
Fair value of plan assets, beginning	$ 2,950,097	$ 2,481,408	$ 2,055,237
Actual return on plan assets	212,064	266,226	197,723
Employer contributions	489,819	259,714	251,830
Benefits paid	(94,310)	(57,251)	(23,472)
Fair value of plan assets, ending	$ 3,557,670	$ 2,950,097	$ 2,481,408

Funded Status at the end of year	$ (222,595)	$ (481,404)	$ (444,883)

Funded Status
Unrecognized net actuarial (gain)/loss	N/A	$ (2,184,160)	$ 2,236,691
Unrecognized prior service cost	N/A	$ (1,647,910)	$ (1,744,846)
(Accrued)/prepaid benefit cost
recognized in the consolidated
balance sheets	$ (222,595)	$ 54,846	$ 46,962

Amounts Recognized in the
consolidated balance sheets
Prepaid benefit cost	$ --	$ 54,846	$ 46,962
Accured benefit liability	$ (222,595)	N/A	N/A

Amounts Recognized in Accumulated
Other Comprehensive Income (Loss)
Net actuarial loss	2,108,520	N/A	N/A
Prior Service cost	(1,550,974)	N/A	N/A
Net amount recognized	$ 507,546	N/A	N/A

The accumulated benefit obligation for the defined benefit pension plan was $3,210,155, $2,982,863 and $2,666,018 at December 31, 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

Years Ended December 31,
	2006	2005	2004
Components of Net Periodic Benefit Cost

Service cost	$ 297,905	$ 270,118	$ 211,129
Interest cost	$ 205,196	$ 182,171	$ 156,208
Expected return on plan assets	$ (234,118)	$ (196,097)	$ (163,152)
Amortization of prior service cost	$ (96,936)	$ (96,936)	$ (96,936)
Recognized net actuarial (gain)/loss	$ 87,667	$ 92,574	$ 93,789
Net periodic benefit cost	$ 259,714	$ 251,830	$ 201,038

Other Changes in Plan Assets and Benefit Obligations
Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial loss	$ 2,058,520	N/A	N/A
Prior service cost	$ (1,550,974)	N/A	N/A
Total recognized in accumulated other comprehensive loss	$ 507,546	N/A	N/A
Total Recognized in Net Pension Benefit Cost and
Accumulated Other Comprehensive Loss	$ 767,260	N/A	N/A

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2006	2005	2004

Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2006	2005	2004

Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	Plan Assets at September 30,
	2006	2005
Asset Category
Mutual funds - fixed income	40%	40%
Mutual funds - equity	47%	56%
Other	13%	4%
Total	100%	100%

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

The Company expects to contribute $250,000 to its pension plan in 2007.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2007	$ 30,291
2008	31,804
2009	46,072
2010	51,611
2011	101,369
2012-2016	864,642
$ 1,125,789

Notes to Consolidated Financial Statements

Deferred Compensation Agreements

Effective October 1, 2005, the Board of Directors approved the termination of the deferred compensation plan. The accrued liability balance at the termination date was $64,873. Upon termination of the plan, each participant received a distribution of the accrued benefit that totaled $38,770, with the remaining liability totaling $26,103 being credited to non-interest expense. Deferred compensation expense was $136,427 for the year ended December 31, 2004. During 2004, the Company reversed $162,535 in accrued benefits on participants no longer employed by the Company.

Note 10.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $387,000 and $493,000 at December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, total principal additions were $555,000 and total principal payments and charges were $661,000.

Note 11.	Other Expenses

The principal components of other expenses in the statements of income are:

	2006	2005	2004

Accounting and Audit fees	$ 193,600	$ 159,731	$ 186,368
ATM expense	178,974	144,861	68,332
Bank franchise tax	198,004	192,641	179,545
Consulting fees	17,832	49,246	138,993
Directors fees	115,175	124,000	126,100
Data processing services	182,907	176,260	227,640
Internet banking expense	103,930	71,871	24,426
Legal fees	41,264	99,966	160,552
Marketing	119,347	116,070	116,429
Software	146,469	129,293	46,585
Stationery and supplies	183,020	178,645	216,148
Telephone	108,761	116,349	96,570
Other (includes no items
in excess of 1% of total
revenues)	885,939	716,395	768,306
	$ 2,475,222	$ 2,275,328	$ 2,355,994

Notes to Consolidated Financial Statements

Note 12.	Off-Balance Sheet Activities

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2006	2005
	(In Thousands)
Commitments to extend credit	$ 39,240	$ 40,108
Standby letters of credit	977	559

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

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2006, the aggregate amount of daily average required reserves was approximately $230,000. The Bank is also required to maintain certain required reserve balances with a correspondent bank. Those required balances were $500,000 at December 31, 2006.

Notes to Consolidated Financial Statements

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

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $5,755,000 at December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the table below:

Minimum
To Be Well
Capitalized Under
		Minimum Capital		Prompt Corrective
Actual		Requirement	Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Amount in Thousands)

As of December 31, 2006:

Total Capital to Risk

Weighted Assets

Consolidated	$37,188	20.2%	$14,738	8.0%	N/A
Bank	$30,287	16.5%	$14,648	8.0%	$18,310	10.0%

Tier 1 Capital to Risk

Weighted Assets

Consolidated	$35,253	19.1%	$7,369	4.0%	N/A
Bank	$28,352	15.5%	$7,324	4.0%	$10,986	6.0%

Tier 1 Capital to

Average Assets

Consolidated	$35,253	12.6%	$11,206	4.0%	N/A
Bank	$28,352	10.4%	$10,961	4.0%	$13,701	5.0%

As of December 31, 2005:

Total Capital to Risk

Weighted Assets

Consolidated	$36,195	19.8%	$14,607	8.0%	N/A
Bank	$28,380	15.7%	$14,503	8.0%	$18,129	10.0%

Tier 1 Capital to Risk

Weighted Assets

Consolidated	$34,241	18.8%	$7,304	4.0%	N/A
Bank	$26,426	14.6%	$7,251	4.0%	$10,877	6.0%

Tier 1 Capital to

Average Assets

Consolidated	$34,241	12.3%	$11,098	4.0%	N/A
Bank	$26,346	9.7%	$11,884	4.0%	$13,605	5.0%

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

Notes to Consolidated Financial Statements

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in Thousands)
Financial assets:
Cash and cash equivalents	$ 13,084	$ 13,084	$ 9,230	$ 9,230
Securities available for sale	51,078	51,078	47,254	47,254
Restricted securities	632	632	684	684
Loans, net	198,234	198,004	198,412	195,230
Accrued interest receivable	1,820	1,820	1,706	1,706

Financial liabilities:
Deposits	$ 239,343	$ 238,223	$ 233,277	$ 221,429
Short term borrowings	$ 4,368	$ 4,368	$ 4,536	$ 4,536
Accrued interest payable	1,374	1,374	874	874

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

The parent company’s principal asset is its investment in its wholly-owned subsidiary. Dividends from the subsidiary are the primary source of funds for the parent company. The payment of dividends by the subsidiary is restricted by various statutory limitations. Banking regulations also prohibit extensions of credit by the bank to the parent company unless appropriately secured by assets. Under Federal banking regulations, the dividends available for distribution from the subsidiary to the parent total $6,302,044, as of December 31, 2006.

Notes to Consolidated Financial Statements

Balance Sheets (Condensed) December 31, 2006 and 2005

Assets	2006	2005

Cash	$ 2,068,590	$2,991,276
Investment in subsidiary	27,538,565	25,744,388
Securities available for sale at fair market value	5,893,776	4,941,917
Other assets	138,261	206,226

Total assets	$35,639,192	$33,883,807

Liabilities and Stockholders' Equity

Other liabilities	$ 581,887	$ 424,700

Stockholders' equity	35,057,305	33,459,107

Total liabilities and stockholders' equity	$35,639,192	$33,883,807

Statements of Income (Condensed)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Dividends from subsidiary	$ 1,500,000	$ 1,500,000	$ - -
Interest income on investments	188,261	165,317	174,364
Total Interest Income	1,688,261	1,665,317	174,364

Non-Interest Income	40,016	-	-

Total income	$ 1,728,277	$ 1,665,317	$ 174,364

Noninterest expense - other	$ 338,854	$ 460,421	$ 347,835

Income (loss) before income taxes	$ 1,389,423	$ 1,204,896	$ (173,471)
Allocated income tax benefit	52,474	104,840	63,456
Income (loss) before equity in undistributed
earnings of subsidiary	$ 1,441,897	$ 1,309,736	$ (110,015)

Equity in undistributed earnings of subsidiary	1,924,961	1,792,843	2,584,240
Net income	$ 3,366,858	$ 3,102,579	$ 2,474,225

Statements of Cash Flows (Condensed)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 3,366,858	$ 3,102,579	$ 2,474,225
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(1,924,961)	(1,792,843)	(2,584,240)
Gain on sale of investment fund	(40,016)	- -	- -
Net accretion of securities	(1,894)	- -	- -
Changes in other assets and liabilities:
(Increase) decrease in other assets	334,158	460,898	(634,488)
Increase (decrease) in other liabilities	157,187	(71,316)	105,500
Net cash provided by (used in) operating activities	$ 1,891,332	$ 1,699,318	$ (639,003)

Cash Flows from Investing Activities
Purchases of securities	$ (1,267,632)	$ - -	$ (2,693,434)
Calls and prepayments of securities	137,736	208,303	429,015
Net cash provided by (used in) investing activities	$ (1,129,896)	$ 208,303	$ (2,264,419)

Cash Flows from Financing Activities
Repurchase of common stock	$ - -	$ - -	$ (147,445)
Dividends paid	(1,684,122)	(1,464,446)	(1,370,138)
Net cash (used in) financing activities	$ (1,684,122)	$(1,464,446)	$ (1,517,583)

Net increase (decrease) in cash and cash equivalents	$ (922,686)	$ 443,175	$ (4,421,005)

Cash and Cash Equivalents
Beginning of year	2,991,276	2,548,101	6,969,106

End of year	$ 2,068,590	$ 2,991,276	$ 2,548,101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date: March 28, 2007	By: /s/ Joseph D. Borgerding.

Joseph D. Borgerding

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Borgerding Joseph D. Borgerding	President and Chief Executive Officer and Director (principal executive officer)	March 28, 2007
/s/Ronald E. Baron Ronald E. Baron	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2007
/s/Irving J. Arnold Irving J. Arnold	Director	March 28, 2007
/s/William D. Coleburn William D. Coleburn	Director	March 28, 2007
/s/J.M.H. Irby J.M.H. Irby	Director	March 28, 2007
/s/Roy C. Jenkins, Jr. Roy C. Jenkins, Jr.	Director	March 28, 2007
/s/Joseph F. Morrissette Joseph F. Morrissette	Director	March 28, 2007
/s/E. Walter Newman E. Walter Newman	Director	March 28, 2007
/s/JoAnne Scott Webb JoAnne Scott Webb	Director	March 28, 2007
/s/Samuel H. West Samuel H. West	Director	March 28, 2007
/s/Jerome A. Wilson, III Jerome A. Wilson, III	Director	March 28, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed February 6, 2004).

3.2Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K, filed February 6, 2004).

10.1	Management Continuity Agreement dated as of May 2, 2005 between the Company and Ronald E. Baron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 13, 2005).

10.2	Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed April 5, 2006).

10.3

Amendment to Management Continuity Agreement between the Company and Joseph D. Borgerding, dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 14, 2006).

21.1	Subsidiary of the Company (filed herewith).

31.1Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

32.1Statement of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).