Form 10-Q
period 2007-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2007-05-15
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-Q

______________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,440,750 shares of Common Stock as of May 11, 2007.

FORM 10-Q

For the Quarter Ended March 31, 2007

INDEX

Part I.	Financial Information
Page No.
Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures	21

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and due from banks	$ 7,798	$ 8,318
Interest-bearing deposits in banks	345	653
Federal funds sold	5,462	4,114
Securities available for sale, at fair market value	47,868	51,078
Restricted securities	631	632
Loans, net of allowance for loan losses of $1,912
and $1,935	201,967	198,234
Premises and equipment, net	8,007	8,033
Accrued interest receivable	1,650	1,820
Other assets	8,019	8,033

Total assets	$ 281,747	$ 280,915

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 37,503	$ 38,085
Interest-bearing	201,194	201,258
Total deposits	$ 238,697	$ 239,343
Short term borrowings	4,947	4,368
Accrued interest payable	1,477	1,374
Accrued expenses and other liabilities	1,099	772
Total liabilities	$ 246,220	$ 245,857

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	35,073	34,654
Accumulated other comprehensive loss	(815)	(866)
Total stockholders' equity	$ 35,527	$ 35,057

Total liabilities and stockholders' equity	$ 281,747	$ 280,915

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Interest and Dividend Income
Loans, including fees	3,632	3,352
Investment securities:
Taxable	400	350
Tax-exempt	119	118
Dividends	9	14
Federal Funds sold	35	6
Other	5	2
Total interest and dividend income	4,200	3,842

Interest Expense
Deposits	1,515	1,175
Short term borrowings	46	52
Total interest expense	1,561	1,227

Net interest income	2,639	2,615

Provision for loan losses	0	15

Net interest income after provision
for loan losses	2,639	2,600

Noninterest Income
Service charges on deposit accounts	283	310
Net gain on sales of loans	36	14
Income from bank owned life insurance	64	61
Other	157	108
Total noninterest income	540	493

Noninterest Expense
Salaries and employee benefits	1,216	1,169
Net occupancy expense	127	120
Equipment expense	164	182
Other	538	538
Total noninterest expense	2,045	2,009

Income before income taxes	1,134	1,084

Income taxes	325	303

Net income	809	781

Earnings per share, basic & diluted	0.33	0.32

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2007 and 2006
(Dollars in thousands except per share data)
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2005	$ 1,220	$ 49	$ 32,971	$ (781)		$ 33,459
Comprehensive income:
Net income	- -	- -	781	- -	$ 781	$ 781
Other comprehensive (loss), net of taxes
Unrealized (losses) on securities available
for sale, net of deferred taxes	- -	- -	- -	(92)	$ (92)	(92)
Total comprehensive income	- -	- -	- -	- -	$ 689	- -
Cash dividends declared ($0.16 per share)	- -	- -	(390)	- -		$ (390)
Balance at March 31, 2006	$ 1,220	$ 49	$ 33,362	$ (873)		$ 33,758

Balance at December 31, 2006	$ 1,220	$ 49	$ 34,654	$ (866)		$ 35,057
Comprehensive income:
Net income	- -	- -	809	- -	$ 809	$ 809
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	- -	- -	- -	51	51	51
Total comprehensive income	- -	- -	- -	- -	$ 860	- -
Cash dividends declared ($0.16 per share)	- -	- -	(390)	- -		(390)
Balance at March 31, 2007	$ 1,220	$ 49	$ 35,073	$ (815)		$ 35,527

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Three Months Ended
(Unaudited)	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$ 809	$ 781
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	162	159
Provision for loan losses	- -	15
Net (gain) on sales of loans	(36)	(14)
Origination of loans held for sale	(2,970)	(1,002)
Proceeds from sales of loans	3,006	1,062
Net amortization of securities	23	24
Changes in assets and liabilities:
Decrease in accrued interest receivable	170	35
(Increase) decrease in other assets	(12)	(50)
Increase in accrued interest payable	103	145
Increase in accrued expenses and other liabilities	449	218
Net cash provided by operating activities	$ 1,704	$ 1,423
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities and prepayments	$ 3,264	$ 1,962
Redemption of restricted securities	1	25
Net (increase) in loans	(3,733)	(6,506)
Purchases of land, premises and equipment	(136)	(68)
Net cash used in investing activities	$ (604)	$ (4,587)
Cash Flows from Financing Activities
Net (decrease) in deposits	$ (646)	$ (4,484)
Net increase (decrease) in short-term borrowings	579	(14)
Dividends paid	(512)	(390)
Net cash (used in) provided by financing activities	$ (579)	$ 4,080
Net increase in cash and cash equivalents	$ 521	$ 916
Cash and Cash Equivalents
Beginning of period	$ 13,084	$ 9,230
End of period	$ 13,605	$ 10,146
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 1,458	$ 1,082
Income taxes	$ - -	$ 225
Supplemental Disclosures of Noncash Investing
and Financing Activities
Unrealized gains (losses) on securities available for sale	$ 77	$ (138)

See accompanying Notes to Interim Consolidated Financial Statements.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, the Consolidated Statements of Income, for three months ended March 31, 2007 and March 31, 2006, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2007 and 2006, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of March 31, 2007, the Bank employed 117 full and part-time employees, which resulted in 115 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located in Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	March 31, 2007
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,433	$ - -	$ (447)	$ 18,986
State and municipal	15,102	53	(138)	15,017
Mortgage-backed	10,510	22	(125)	10,407
Corporate	3,550	- -	(92)	3,458
	$ 48,595	$ 75	$ (802)	$ 47,868

	December 31, 2006
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 21,877	$ - -	$ (525)	$ 21,352
State and municipal	15,353	67	(136)	15,284
Mortgage-backed	11,088	22	(125)	10,985
Corporate	3,565	- -	(108)	3,457
	$ 51,883	$ 89	$ (894)	$ 51,078

Information pertaining to securities with gross unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
March 31, 2007	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 3,116	$ (23)	$ 18,986	$ (447)
State and municipal	1,276	(1)	7,244	(137)
Mortgage-backed	424	(4)	4,547	(98)
Corporate	- -	- -	3,458	(92)
Total temporarily
impaired securities	$ 4,816	$ (28)	$ 34,235	$ (774)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 1,693	$ (1)	$ 18,908	$ (524)
State and municipal	773	- -	6,818	(136)
Mortgage-backed	4,189	(14)	4,395	(111)
Corporate	- -	- -	3,458	(108)
Total temporarily
impaired securities	$ 6,655	$ (15)	$ 33,579	$ (879)

The unrealized losses in the investment portfolio as of March 31, 2007 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 61 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Real estate loans:
Commercial	$ 49,141	$ 48,358
Residential 1-4 family	96,401	95,601
Construction	18,397	17,510
Total real estate loans	$ 163,939	$ 161,469
Commercial loans	21,023	20,324
Consumer loans	18,917	18,376
Total loans	$ 203,879	$ 200,169
Less: allowance for loan losses	1,912	1,935
Loans, net	$ 201,967	$ 198,234

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2007	December 31, 2006
Balance, beginning	$ 1,935	$ 1,954
Provision (recovery) for loan losses	--	(316)
Loans charged off	(37)	(155)
Recoveries of loans previously charged off	14	452
Balance, ending	$ 1,912	$ 1,935

The following is a summary of impaired loans:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Impaired loans with a valuation allowance	$ 1,667	$ 1,906
Impaired loans without a valuation allowance	- -	- -
Total impaired loans	$ 1,667	$ 1,906

Valuation allowance related to impaired loans	$ 322	$ 348

Average investment in impaired loans	$ 1,763	$ 2,200

Interest income recognized	$ 20	$ 91

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”), totaled $625 thousand and $36 thousand at March 31, 2007 and December 31, 2006, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $47 thousand and $56 thousand for March 31, 2007 and March 31, 2006, respectively.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for each of the three months ended March 31, 2007 and March 31, 2006.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2007 and March 31, 2006 were as follows:

	Pension Benefits
(Dollars in thousands)	2007	2006

Service cost	$ 77	$ 74
Interest cost	56	51
Expected return on plan assets	(70)	(58)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	21	22
Net periodic benefit cost	$ 60	$ 65

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the calendar year in which it makes pension plan contributions. The Company made its required 2007 fiscal year contribution to the pension plan in December 2006 in the amount of $240,000. The Company anticipates making the 2008 contribution by December 31, 2007. The Company estimates this contribution to be approximately $250,000.

Note 7.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of Citizens Bancorp of Virginia, Inc. (the Company). This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the systems are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; the loan grading system; and the general economic environment.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $281.7 million at March 31, 2007 compared to $280.9 million at December 31, 2006, representing an increase of $832 thousand or 0.3%. Total net loans at March 31, 2007 were $201.9 million, an increase of $3.7 million from the December 31, 2006 amount of $198.2 million. Loan origination activity for the first three months of 2007 was strong with $20.2 million in new loans. Net loans as a percent of total assets were 71.7% at March 31, 2007, an increase of 1.1% from December 31, 2006. Investment securities decreased to $47.9 million at March 31, 2007, or 17.0% of total assets, which is a decrease of $3.2 million from $51.1 million at December 31, 2006. Federal funds sold increased $1.3 million from $4.1 million at December 31, 2006 to $5.4 million at March 31, 2007.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2007 was $1.912 million compared to $1.935 million at December 31, 2006. The allowance for loan losses, as a percentage of total outstanding loans, decreased to 0.94% at March 31, 2007 from 0.97% at December 31, 2006. During the three months ended March 31, 2007, the Company charged off $37 thousand in loans, recovered $14 thousand from previous write-offs, and did not provide any additional provision to the allowance.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2007. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Criticized loans are defined by management as loans that, after having undergone normal credit review, presently indicate, or have the potential, for significant weakness or high likeliness that the loans will not perform under the original terms of the loans. Criticized loans may or may not be currently accruing interest and, while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at March 31, 2007 and December 31, 2006 totaled $4.2 million and $4.1 million, respectively. At March 31, 2007 and December 31, 2006, $558 thousand and $556 thousand, respectively, were included in the allowance for loan losses to cover for the possible losses on these loans.

The Company had $1.2 million in non-accruing loans at March 31, 2007 compared to $1.8 million at March 31, 2006, a decrease of $0.6 million or 33.3% from the year earlier period.

Deposits

Total deposits of $238.7 million at March 31, 2007 represented a decrease of $645 thousand from $239.3 million at December 31, 2006. Total certificates of deposit at March 31, 2007 were $134.1 million, up $1.4 million from $132.7 million at December 31, 2006. Non-interest bearing deposits totaled $37.5 million at March 31, 2007, which is a 1.5% decrease from $38.0 million at December 31, 2006. Interest-bearing deposits accounted for 84.3% of total deposits at March 31, 2007 as compared to 84.1% of total deposits at December 31, 2006. Bank management remained focused on growing low-cost deposit account balances during the first quarter of 2007; this strategy has assisted in managing the overall interest cost of deposit accounts.

Short Term Borrowings

The Company utilizes two main sources of short term borrowings, overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight advances from the Federal Home Loan Bank. At March 31, 2007, the Company had total short term borrowings of $4.9 million that consisted entirely of customer repurchase agreements. This is compared to the $4.5 million in short term borrowings at December 31, 2006, which was also entirely from customer repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $35.5 million at March 31, 2007 compared to $35.1 million at December 31, 2006. The book value per common share was $14.56 at March 31, 2007 compared to $14.36 at December 31, 2006. On January 12, 2007, shareholders were paid a quarterly dividend of $0.16 per share and a special cash dividend of $0.05 per share. On March 21, 2007, the Board of Directors approved a cash dividend of $0.16 per share, or $390 thousand, payable to shareholders of record at the close of business on April 2, 2007. The dividend was paid on April 13, 2007. Total average outstanding shares for the first quarter of 2007 and the average outstanding for the year ended December 31, 2006 were 2,440,750 shares.

The change in Accumulated Other Comprehensive Loss at March 31, 2007 versus December 31, 2006 was a result of the change in net unrealized losses on available for sale securities. At March 31, 2007, the Company reflected a net unrealized loss of $815 thousand or a decrease of $51 thousand from $866 thousand at December 31, 2006. The improvement in long term interest rates is attributable to the lessening of the unrealized losses that were recorded as of each reporting period.

Net Income

For the three months ended March 31, 2007, the Company reported net income of $809 thousand as compared to $781 thousand for the same period in 2006, an increase of 3.6%. Income per basic and diluted share was $0.33 for the three months ended March 31, 2007, as compared to $0.32 per basic and diluted share for the period ended March 31, 2006.

The Company had an annualized return on average assets of 1.17% and an annualized return on average equity of 9.24% for the three months ended March 31, 2007, as compared to a return on average assets and an annualized return on average equity of 1.15% and 9.30%, respectively, for the same period in 2006.

The increase in net income for the three months ended March 31, 2007 as compared to the same period for 2006 is attributable to several factors, including an increase of $24 thousand or 0.9% in net interest income before provision for loan losses, a decrease of $15 thousand in loan loss provision, and an increase of $47 thousand or 9.6% in non-interest income.

Continued higher short term interest rates, competition for deposits, and the ability to continue growing non-interest bearing demand deposits will continue to put pressure on the cost of funds during the next several months as it did during 2006. However, close scrutiny and careful management of earning assets, as well as the rates paid for interest bearing deposit liabilities, helped to maintain the net interest margin at a level of 4.29% for the first quarter ended March 31, 2007, compared to 4.30% for the same period ended March 31, 2006. The ability to maintain this same strategy while trying to retain and grow the Bank’s customer relationships will prove an ongoing challenge in the current rate environment.

For the first three months of 2007, the asset quality of the loan portfolio remained high, and based upon the review of the allowance for loan losses, management did not have to provide any additional provision to the allowance. For the same three months of 2006, a total of $15 thousand was provided to the allowance. Management anticipates loan quality to remain high during 2007; additional provision for loan losses might be necessary as a result of the overall growth of the loan portfolio, rather than a deterioration of asset quality.

Noninterest income for the first quarter of 2007 was $540 thousand or $47 thousand greater as compared to the same period in 2006. The increase, over the previous year, was primarily the result of gains realized in the sale of residential, fixed-rate mortgages to the secondary market (up $22 thousand), increases in commissions from the sale of non-deposit products (up $10 thousand) and from the growing volume of ATM fees (up $29 thousand).

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

For the three months ended March 31, 2007, net interest income was $2.6 million, which was unchanged from the same period in 2006. The average loan balances for the three months ended March 31, 2007 were 1.1% lower or $2.2 million less than the three months ended March 31, 2006. The loan yield increased 64 basis points to 7.29% for the quarter ended March 31, 2007 from 6.65% for the comparable period in 2006. The average investment securities balance for the first three months of 2007 was $50.0 million or $2.7 million greater than the average of $47.3 million for the same period in 2006. The tax-equivalent yield on investment securities for the period in 2007 was 4.71% as compared to 4.61% for

2006, or an increase of 10 basis points from the year-earlier period. The yield on earning assets for the three months ended March 31, 2007 was 6.77%, an increase of 49 basis points from the yield of 6.28% reported in the comparable period of 2006. The increase in the earning assets yield for the year-to-date in 2007 as compared to the same period in 2006 is primarily the result of higher short-term rates. The net interest margin includes the effect of non-interest bearing sources in its calculation and net interest income is expressed as a percentage of average earning assets. The net interest margin decreased by 1 basis point to 4.29% for the three months ended March 31, 2007 as compared to 4.30% for the same period in 2006.

A significant component of the Company’s increase in the net interest income has been the ability to manage interest bearing deposit rates and to attract and retain low cost core deposits, especially non-interest bearing demand deposit accounts. Interest bearing deposit accounts and short-term borrowings were also affected by higher short term interest rate increases with the time deposit accounts increasing 88 basis points and short-term borrowings increasing 22 basis points over the comparable period in 2006. Average time deposit balances for the first quarter of 2007 increased to $133.0 million as compared to $128.2 million for the prior year period, while short-term borrowings decreased $1.0 million from an average of $5.8 million during the first quarter of 2006 to an average of $4.8 million for the first quarter of 2007. Meanwhile, lower costing money market and savings accounts averaged $69.0 million for the first three months of 2007 as compared to $71.0 million during the same period in 2006. Overall, interest bearing liabilities averaged $206.8 million for the first quarter of 2007, an increase of $1.8 million when compared to $205.0 million for the same period in 2006. The average balance for non-interest bearing deposit accounts for the first quarter of 2007 was $35.7 million or $1.3 million greater than the average balance of $34.4 million for the comparable period in 2006.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2007			2006
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$ 343	$ 5	5.32%	$ 170	$ 2	4.77%
Loans (1)	202,106	3,632	7.29%	204,313	3,352	6.65%
Investment securities available for sale (2)	49,971	589	4.71%	47,255	545	4.61%
Federal funds sold	2,774	35	5.09%	540	5	4.00%
Total interest earning assets	$ 255,194	$ 4,261	6.77%	$ 252,278	$ 3,904	6.28%

Total average non-earning assets	27,038			24,823
Less: allowance for credit losses	1,995			1,974
Net average non-earning assets	25,043			22,849
TOTAL AVERAGE ASSETS	$ 280,237			$ 275,127

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$ 36,454	$ 14	0.16%	$ 37,083	$ 15	0.16%
Savings	32,553	$ 62	0.77%	33,894	49	0.59%
Time deposits	132,995	1,439	4.39%	128,226	1,111	3.51%
Other short-term borrowings	4,846	46	3.85%	5,811	52	3.63%
Total interest bearing liabilities	$ 206,847	$ 1,561	3.06%	$ 205,014	$ 1,227	2.43%

Noninterest bearing liabilities:
Noininterest bearing demand	35,719			34,447
Other liabilities	2,177			1,608
Total noninterest bearing liabilities	37,896			36,055

Stockholders' equity	35,494			34,058
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 280,237			$ 275,127

Net interest income		$ 2,700			$ 2,677
Net interest spread			3.71%			3.85%
Net interest margin			4.29%			4.30%

(1) Includes Loans Held for Sale
(2) Income and yield are tax equivalent

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of investments, OREO and Loans Held for Sale, and ATM fees. Noninterest income increased 9.53% to $540 thousand for the three months ended March 31, 2007 compared to $493 thousand for the same period in 2006. Below is a representation of the changes to the significant components:

(Dollars in Thousands)	Three months ended
Noninterest Income	March 31, 2007	March 31, 2006	% Change
Service charges on deposit accounts	$ 283	$ 310	(8.7)%
Net gain on sales of loans	36	14	157.1%
Income from bank owned life insurance	64	61	4.9%
Other (including ATM fees, etc.)	157	108	45.4%
Total noninterest income	$ 540	$ 493	9.5%

•

Service charges on deposit accounts decreased 8.7% or $27 thousand primarily as the result of lower overdraft fees, due in part to daily maximum limits being placed for the automatic overdraft program, and in part to consumers moving from fee-generating products to fee-free checking products.

•

Net gain on sales of loans increased 157.1% or $22 thousand as a result of a greater number of fixed-rate residential loans sold into the secondary market. This program is in its second year of operation and the Bank is producing revenue on loans that it typically would not want to retain on its balance sheet due to the interest-rate risk that these loans can pose for the Bank.

•	Other operating income increased $49 thousand primarily due to an increase in ATM fees and other service fees charged.

Noninterest Expense

Noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. Noninterest expense for the three months ended March 31, 2007 increased $36 thousand to $2.04 million as compared to $2.00 million for the comparable period in 2006, or an increase of 1.8%. Management has been working, over the last 2 years, to establish stricter controls over noninterest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

(Dollars in Thousands)	Three months ended
Noninterest Expense	March 31, 2007	March 31, 2006	% Change
Salaries and employee benefits	$ 1,216	$ 1,169	4.0%
Net occupancy expense	127	120	5.8%
Equipment expense	164	182	(9.9)%
Other operating expense	538	538	0.0%
Total noninterest expense	$ 2,045	$ 2,009	1.8%

•

Salaries and employee benefits increased $47 thousand as a result of additional staffing for branch expansion, cost of living increases and employer-match costs for the 401-K Plan and the employee incentive program.

•

Net occupancy expense increased $7 thousand primarily as a result of depreciation expense related to the Colonial Heights and South Hill banking offices, increases in building repairs and maintenance and real estate taxes.

•

Equipment expense decreased $18 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated, and lower costs in 2007 due to the reduction in rented postage equipment.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and at its correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of March 31, 2007, the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$62,900,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,400,000
Total Off-Balance Sheet Borrowing Lines	$85,700,000

The Company had $4.9 million in outstanding borrowings at March 31, 2007, which represented a $578 thousand or 13.2% increase from $4.4 million at December 31, 2006. At March 31, 2007, outstanding borrowings were entirely from the Investment Sweeps Account, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels. The Company has established satisfactory liquidity targets, monitors its liquidity position daily, and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at March 31, 2007 and December 31, 2006 was $35.5 million and $35.0 million, respectively. Total number of common shares outstanding at each of March 31, 2007 and December 31, 2006 was 2,440,750.

At March 31, 2007, the Company’s Tier 1 and total risk-based capital ratios were 19.4% and 20.4%, respectively, compared to 19.1% and 20.2% at December 31, 2006. The Company’s leverage ratio was 13.0% at March 31, 2007 compared to 12.6% at December 31, 2006. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There have been no changes that would significantly alter the disclosure previously reported as of December 31, 2006. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2007.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	May 15, 2007	/s/ Joseph D. Borgerding

Joseph D. Borgerding

President and Chief Executive Officer

Date:	May 15, 2007	/s/ Ronald E. Baron

Ronald E. Baron

Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350