Form 10-Q
period 2007-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2007-08-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,440,750 shares of Common Stock as of August 10, 2007.

FORM 10-Q

For the Period Ended June 30, 2007

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

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and due from banks	$ 9,293	$ 8,318
Interest-bearing deposits in banks	2,154	653
Federal funds sold	2,660	4,114
Securities available for sale, at fair market value	47,070	51,078
Restricted securities	631	632
Loans, net of allowance for loan losses of $1,940
and $1,935	207,701	198,234
Premises and equipment, net	7,960	8,033
Accrued interest receivable	1,803	1,820
Other assets	8,295	8,033

Total assets	$ 287,567	$ 280,915

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 40,600	$ 38,085
Interest-bearing	203,155	201,258
Total deposits	$ 243,755	$ 239,343
Short term borrowings	5,382	4,368
Accrued interest payable	1,655	1,374
Accrued expenses and other liabilities	1,128	772
Total liabilities	$ 251,920	$ 245,857

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,750	1,220	1,220
Additional paid-in capital	49	49
Retained earnings	35,588	34,654
Accumulated other comprehensive loss	(1,210)	(866)
Total stockholders' equity	$ 35,647	$ 35,057

Total liabilities and stockholders' equity	$ 287,567	$ 280,915

See accompanying notes to interim financial statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Interest and Dividend Income
Loans, including fees	3,852	3,575	7,484	6,927
Investment securities:
Taxable	377	345	777	695
Tax-exempt	118	117	237	235
Dividends	7	9	16	23
Federal Funds sold	33	38	69	44
Other	51	2	56	4
Total interest and dividend income	4,439	4,086	8,639	7,928

Interest Expense
Deposits	1,606	1,272	3,121	2,447
Short term borrowings	49	42	94	94
Total interest expense	1,655	1,314	3,215	2,541

Net interest income	2,784	2,772	5,424	5,387

Provision for loan losses	0	19	0	34

Net interest income after provision
for loan losses	2,784	2,753	5,424	5,353

Noninterest Income
Service charges on deposit accounts	316	324	600	634
Net gain on sales of loans	23	31	60	45
Net gain on sale of OREO	15	77	15	77
Income from bank owned life insurance	74	66	137	127
ATM fee income	102	61	192	128
Other	82	57	148	98
Total noninterest income	612	616	1,152	1,109

Noninterest Expense
Salaries and employee benefits	1,256	1,191	2,472	2,360
Net occupancy expense	142	144	269	264
Equipment expense	163	190	327	372
Other	557	602	1,095	1,140
Total noninterest expense	2,118	2,127	4,163	4,136

Income before income taxes	1,278	1,242	2,413	2,326

Income taxes	373	358	698	661

Net income	906	884	1,715	1,665
Earnings per share, basic & diluted	0.37	0.36	0.70	0.68

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2007 and 2006, (Unaudited)
(Dollars in thousands, except per share data)
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2005	$ 1,220	$ 49	$ 32,971	$ (781)		$ 33,459
Comprehensive income:
Net income	- -	- -	1,665	- -	$ 1,665	$ 1,665
Other comprehensive income, net of taxes
Unrealized (losses) on securities available
for sale, net of deferred taxes	- -	- -	- -	(435)	$ (435)	(435)
Total comprehensive income	- -	- -	- -	- -	$ 1,230	- -
Cash dividends declared ($0.32 per share)	- -	- -	(781)	- -		$ (781)
Balance at June 30, 2006	$ 1,220	$ 49	$ 33,855	$ (1,216)		$ 33,908

Balance at December 31, 2006	$ 1,220	$ 49	$ 34,654	$ (866)		$ 35,057
Comprehensive income:
Net income	- -	- -	1,715	- -	$ 1,715	$ 1,715
Other comprehensive income, net of taxes
Unrealized (losses) on securities available
for sale, net of deferred taxes	-	- -	- -	(344)	(344)	(344)
Total comprehensive income	- -	- -	- -	- -	$ 1,371	- -
Cash dividends declared ($0.32 per share)	- -	- -	(781)	- -		(781)
Balance at June 30, 2007	$ 1,220	$ 49	$ 35,588	$ (1,210)		$ 35,647

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Six Months Ended	Six Months Ended
(Unaudited)	June 30	June 30
	2007	2006
Cash Flows from Operating Activities
Net income	$ 1,715	$ 1,665
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	327	320
Provision for loan losses	- -	34
Net (gain) on sales of loans	(60)	(45)
Origination of loans held for sale	(4,829)	(2,621)
Proceeds from sales of loans	4,889	2,666
Net (gain) on sale of other real estate owned	(15)	(77)
Net amortization of securities	38	45
Changes in assets and liabilities:
Decrease in accrued interest receivable	17	45
(Increase) in other assets	(170)	(124)
Increase in accrued interest payable	281	268
Increase (decrease) in accrued expenses and other liabilities	478	(101)
Net cash provided by operating activities	$ 2,671	$ 2,075
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities and prepayments	$ 4,919	$ 2,501
Purchases	(1,471)	(4,340)
Redemption of restricted securities	1	(111)
Net (increase) in loans	(9,467)	(4,878)
Purchases of land, premises and equipment	(254)	(795)
Proceeds from sale of other real estate owned	100	277
Net cash used in investing activities	$ (6,172)	$ (7,346)
Cash Flows from Financing Activities
Net increase in deposits	$ 4,412	$ 4,915
Net increase in short-term borrowings	1,014	1,544
Dividends paid	(903)	(781)
Net cash provided by financing activities	$ 4,523	$ 5,678
Net increase in cash and cash equivalents	$ 1,022	$ 407
Cash and Cash Equivalents
Beginning of period	$ 13,085	$ 9,230
End of period	$ 14,107	$ 9,637
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 2,934	$ 2,272
Income taxes	$ 398	$ 675
Supplemental Disclosures of Noncash Investing
and Financing Activities
Unrealized gains (losses) on securities available for sale	$ (521)	$ 657

See accompanying Notes to Interim Consolidated Financial Statements.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, the Consolidated Statements of Income for the three months and six months ended June 30, 2007 and 2006, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2007 and 2006, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2007 and the results of operations for the three months and the six months ended June 30, 2007 and 2006. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2007, the Bank employed 117 full and part-time employees, which resulted in 112 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	June 30, 2007
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 18,432	$ - -	$ (620)	$ 17,812
State and municipal	15,100	25	(387)	14,738
Mortgage-backed	11,328	7	(254)	11,081
Corporate	3,535	- -	(96)	3,439
	$ 48,395	$ 32	$ (1,357)	$ 47,070

	December 31, 2006
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 21,877	$ - -	$ (525)	$ 21,352
State and municipal	15,353	67	(136)	15,284
Mortgage-backed	11,088	22	(125)	10,985
Corporate	3,565	- -	(108)	3,457
	$ 51,883	$ 89	$ (894)	$ 51,078

Information pertaining to securities with gross unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
June 30, 2007	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 3,362	$ (62)	$ 19,001	$ (663)
State and municipal	5,947	(129)	7,121	(258)
Mortgage-backed	1,048	(11)	4,004	(138)
Corporate	- -	- -	3,439	(96)
Total temporarily
impaired securities	$ 10,357	$ (202)	$ 33,565	$ (1,155)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 1,693	$ (1)	$ 18,908	$ (524)
State and municipal	773	- -	6,818	(136)
Mortgage-backed	4,189	(14)	4,395	(111)
Corporate	- -	- -	3,458	(108)
Total temporarily
impaired securities	$ 6,655	$ (15)	$ 33,579	$ (879)

The unrealized losses in the investment portfolio as of June 30, 2007 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 81 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Real estate loans:
Commercial	$ 49,318	$ 48,358
Residential 1-4 family	99,144	95,601
Construction	19,937	17,510
Total real estate loans	$ 168,399	$ 161,469
Commercial loans	22,071	20,324
Consumer loans	19,171	18,376
Total loans	$ 209,641	$ 200,169
Less: allowance for loan losses	1,940	1,935
Loans, net	$ 207,701	$ 198,234

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2007	December 31, 2006
Balance, beginning	$ 1,935	$ 1,954
(Recovery) of provision for loan losses	--	(316)
Loans charged off	(42)	(155)
Recoveries of loans previously charged off	47	452
Balance, ending	$ 1,940	$ 1,935

The following is a summary of impaired loans:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Impaired loans with a valuation allowance	$ 1,356	$ 1,906
Impaired loans without a valuation allowance	212	- -
Total impaired loans	$ 1,568	$ 1,906

Valuation allowance related to impaired loans	$ 301	$ 348

Average investment in impaired loans	$ 1,600	$ 2,200

Interest income recognized	$ 44	$ 91

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”), totaled $534 thousand and $36 thousand at June 30, 2007 and December 31, 2006, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $92 thousand and $120 thousand for the six months ended June 30, 2007 and June 30, 2006, respectively. The Company had $ 473 thousand in loans that were ninety days or more past due and still accruing at June 30, 2007. There were no loans ninety days or more past due and still accruing at December 31, 2006.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,750 shares for the six months ended June 30, 2007 and June 30, 2006.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the six months ended June 30, 2007 and June 30, 2006 were as follows:

	Pension Benefits
(Dollars in thousands)	2007	2006

Service cost	$ 154	$ 148
Interest cost	112	102
Expected return on plan assets	(140)	(116)
Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	42	44
Net periodic benefit cost	$ 120	$ 130

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $287.6 million at June 30, 2007 compared to $280.9 million at December 31, 2006, representing an increase of $6.7 million or 2.3%. Total net loans at June 30, 2007 were $207.7 million, an increase of $9.5 million from the December 31, 2006 amount of $198.2 million. Loan origination activity for the first six months of 2007 was strong with $43.9 million in new loans. Net loans as a percent of total assets were 72.2% at June 30, 2007, an increase of 1.6% from December 31, 2006. Investment securities decreased to $47.1 million at June 30, 2007, or 16.7% of total assets, which is a decrease of $4.0 million from $51.1 million at December 31, 2006. The investment portfolio’s cash flow will typically be used to fund loan demand if deposit account growth is insufficient to meet loan demand. The decline in the investment securities balances between December 31, 2006 and June 30, 2007 was to fund the higher loan demand not being met by deposit account growth. Federal funds sold decreased $1.5 million from $4.1 million at December 31, 2006 to $2.6 million at June 30, 2007.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2007 was $1.940 million compared to $1.935 million at December 31, 2006. The allowance for loan losses, as a percentage of total outstanding loans, decreased to 0.93% at June 30, 2007 from 0.97% at December 31, 2006. During the six months ended June 30,

2007, the Company charged off $42 thousand in loans, recovered $47 thousand from previous write-offs, and did not provide any additional provision to the allowance.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2007. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved. For a more detailed discussion of Management’s analysis of the loan portfolio, please see the “Allowance for Loan Losses” discussion above.

Criticized loans are defined by management as loans that, after having undergone normal credit review, presently indicate, or have the potential for, significant weakness or high likeliness that the loans will not perform under the original terms of the loans. Criticized loans may or may not be currently accruing interest and, while they are not classified as impaired loans, management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at June 30, 2007 and December 31, 2006 totaled $2.5 million and $2.2 million, respectively. At June 30, 2007 and December 31, 2006, $211 thousand and $208 thousand, respectively, were included in the allowance for loan losses to cover for the possible losses on these loans.

The Company had $1.0 million in non-accruing loans at June 30, 2007, or 0.48% of gross loans, compared to $1.7 million at December 31, 2006, or 0.87% of gross loans, a decrease of $0.7 million or 41.2%.

Deposits

Total deposits of $243.7 million at June 30, 2007 represented an increase of $4.4 million from $239.3 million at December 31, 2006. Total certificates of deposit at June 30, 2007 were $133.9 million, up $1.2 million from $132.7 million at December 31, 2006. Non-interest bearing deposits totaled $40.6 million at June 30, 2007, which is a 6.6% increase from $38.1 million at December 31, 2006. Interest-bearing deposits accounted for 83.3% of total deposits at June 30, 2007 as compared to 84.1% of total deposits at December 31, 2006. Bank management remained focused on growing low-cost deposit account balances during the first half of 2007; this strategy has assisted in managing the overall interest cost of deposit accounts.

Short Term Borrowings

The Company utilizes one main source of short term borrowings, overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product. A secondary source of short term borrowings would be overnight advances from the Federal Home Loan Bank of Atlanta or from lines of credit established with its correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At June 30, 2007, the Company had total short term borrowings of $5.4 million that consisted entirely of customer repurchase agreements. This is compared to $4.4 million in short term borrowings at December 31, 2006, which was also entirely from customer repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $35.6 million at June 30, 2007 compared to $35.1 million at December 31, 2006. The book value per common share was $14.60 at June 30, 2007 compared to $14.36 at December 31, 2006. On April 13, 2007, shareholders were paid a quarterly dividend of $0.16 per share. On June 27, 2007, the Board of Directors approved a cash dividend of $0.16 per share, or $390 thousand, payable to shareholders on July 20, 2007. Total average outstanding shares for the first two quarters of 2007 and the average outstanding for the year ended December 31, 2006 were 2,440,750 shares.

The change in Accumulated Other Comprehensive Loss at June 30, 2007 versus December 31, 2006 was a result of the change in net unrealized losses on available for sale securities. At June 30, 2007, the

Company reflected a net unrealized loss of $1.210 million or an increase of $344 thousand from $866 thousand at December 31, 2006.

Net Income

For the six months ended June 30, 2007, the Company reported net income of $1.715 million as compared to $1.665 million for the same period in 2006, an increase of 3.0%. Income per basic and diluted share was $0.70 for the six months ended June 30, 2007, as compared to $0.68 per basic and diluted share for the period ended June 30, 2006.

The Company had an annualized return on average assets of 1.22% and an annualized return on average equity of 9.67% for the six months ended June 30, 2007, as compared to an annualized return on average assets and average equity of 1.21% and 9.85%, respectively, for the same period in 2006.

For the three months ended June 30, 2007, the Company reported net income of $906 thousand as compared to $884 thousand for the same period in 2006, an increase of 2.49%. Income per basic and diluted share was $0.37 for the three months ended June 30, 2007, as compared to $0.36 per basic and diluted for the period in 2006.

The increase in net income for the three months ended June 30, 2007 as compared to the same period for 2006 is attributable to several factors, including an increase of $12 thousand or 0.4% in net interest income before provision for loan losses, a decrease of $19 thousand in loan loss provision, and a decrease of $9 thousand or 0.4% in total non-interest expense.

Continued higher short term interest rates, competition for deposits, and the ability to continue growing non-interest bearing demand deposits will continue to put pressure on the cost of funds during the next several months as it did during the first half of 2007.

For the first six months of 2007, the asset quality of the loan portfolio remained high, and based upon the review of the allowance for loan losses, management did not have to provide any additional provision to the allowance. For the same six months of 2006, a total of $34 thousand was provided to the allowance. Based upon the current asset quality of the loan portfolio, management anticipates loan quality to remain high during 2007; additional provision for loan losses might be necessary as a result of the overall growth of the loan portfolio, rather than a deterioration of asset quality.

Noninterest income for the first six months of 2007 was $1.152 million or $43 thousand greater than the same period in 2006. The results, excluding non-recurring items such as gains on Other Real Estate Owned sales, give a better indication of the core improvement in non-interest income over the previous year. Exclusive of the $15 thousand in OREO gains for the first six months of 2007, and the $77 thousand in OREO gains for the same period of 2006, non-interest income would have been $1.137 million, or $105 thousand greater than the $1.032 million for the first six months of 2006, or a 10.2% increase.

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

For the six months ended June 30, 2007, net interest income was $5.424 million, which was $37 thousand greater than $5.387 million for the same period in 2006. The average loan balances for the six months ended June 30, 2007 were .66% lower or $1.4 million less than the six months ended June 30, 2006. The loan yield increased 59 basis points to 7.38% for the six months ended June 30, 2007 from 6.79% for the comparable period in 2006. The average investment securities balance for the first six months of 2007 was $48.9 million or $2.3 million greater than the average of $46.6 million for the same period in 2006. The tax-equivalent yield on investment securities for the period in 2007 was 4.68% as compared to 4.58% for 2006, or an increase of 10 basis points from the year-earlier period. The yield on earning assets for the six months ended June 30, 2007 was 6.84%, an increase of 46 basis points from the yield of 6.38% reported in the comparable period of 2006. The increase in the earning assets yield for the year-to-date in 2007 as compared to the same period in 2006 is primarily the result of higher short-term rates. The net interest margin includes the effect of non-interest bearing sources in its calculation and net interest income is expressed as a percentage of average earning assets. The net interest margin decreased by 4 basis points to 4.33% for the six months ended June 30, 2007 as compared to 4.37% for the same period in 2006.

A significant component of the Company’s increase in the net interest income has been the ability to manage interest bearing deposit rates and to attract and retain low cost core deposits, especially non-interest bearing demand deposit accounts. Interest bearing deposit accounts and short-term borrowings were also affected by higher short term interest rate increases with the time deposit accounts increasing 81 basis points and short-term borrowings increasing 12 basis points over the comparable period in 2006. Average time deposit balances for the first six months of 2007 increased to $134.1 million as compared to $129.4 million for the prior year period, while short-term borrowings decreased $171 thousand from an average of $5.2 million during the first six months of 2006 to an average of $5.0 million for the first six months of 2007. Meanwhile, lower costing money market and savings accounts averaged $69.7 million for the first six months of 2007 as compared to $71.0 million during the same period in 2006. Overall, interest bearing liabilities averaged $208.8 million for the first six months of 2007, an increase of $3.2 million when compared to $205.6 million for the same period in 2006. The average balance for non-interest bearing deposit accounts for the first six months of 2007 was $36.1 million or $391 thousand greater than the average balance of $35.7 million for the comparable period in 2006.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$ 2,146	$ 56	5.22%	$ 175	$ 4	4.61%
Loans (1)	204,404	7,484	7.38%	205,771	6,927	6.79%
Investment securities available for sale (2)	48,965	1,152	4.68%	46,611	1,074	4.58%
Federal funds sold	2,651	69	5.15%	1,891	44	4.63%
Total interest earning assets	$ 258,166	$ 8,761	6.84%	$ 254,448	$ 8,049	6.38%

Total average non-earning assets	26,630			24,666
Less: allowance for credit losses	1,932			1,980
Net average non-earning assets	24,698			22,686
TOTAL AVERAGE ASSETS	$ 282,864			$ 277,134

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$ 36,430	$ 29	0.16%	$ 37,232	$ 29	0.16%
Savings	33,255	$ 154	0.93%	33,785	102	0.61%
Time deposits	134,104	2,938	4.42%	129,419	2,316	3.61%
Other short-term borrowings	4,999	94	3.79%	5,170	94	3.67%
Total interest bearing liabilities	$ 208,788	$ 3,215	3.11%	$ 205,606	$ 2,541	2.49%

Noninterest bearing liabilities:
Noininterest bearing demand	36,114			35,723
Other liabilities	2,215			1,696
Total noninterest bearing liabilities	38,329			37,419

Stockholders' equity	35,747			34,109
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 282,864			$ 277,134

Net interest income		$ 5,546			$ 5,508
Net interest spread			3.74%			3.89%
Net interest margin			4.33%			4.37%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of investments, OREO and Loans Held for Sale, and ATM fees. Noninterest income increased 3.87% to $1.152 million for the six months ended June 30, 2007 compared to $1.109 million for the same period in 2006. Below is a representation of the changes to the significant components:

(Dollars in Thousands)	Six months ended
Noninterest Income	June 30, 2007	June 30, 2006	% Change
Service charges on deposit accounts	$ 600	$ 634	(5.3)%
Net gain on sales of loans	60	45	33.3%
Net gain on sale of OREO	15	77	(80.5)%
Income from bank owned life insurance	137	127	7.9%
ATM fee income	192	128	50.0%
Other income	148	98	51.0%
Total noninterest income	$ 1,152	$ 1,109	3.9%

•

Service charges on deposit accounts decreased 5.3% or $34 thousand primarily as the result of lower overdraft fees, due in part to daily maximum limits being placed for the automatic overdraft program, and in part to consumers moving from fee-generating products to fee-free checking products.

•

Net gain on sales of loans increased 33.3% or $15 thousand as a result of a greater number of fixed-rate residential loans sold into the secondary market. This program is in its second year of operation and the Bank is producing revenue on loans that it typically would not want to retain on its balance sheet due to the interest-rate risk that these loans can pose for the Bank.

•	Net gain on sale of OREO decreased 80.5% or $62 thousand as a result of the number of properties available for sale, and the value of those properties realized in the sale.

•	ATM fee income increased 50.0% or $64 thousand as a result of adding additional ATM machines and increased customer usage.

•	Other income increased 51.0% or $50 thousand primarily due to commissions earned on non-deposit investment services and title company dividends.

Noninterest Expense

Noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. Noninterest expense for the six months ended June 30, 2007 increased $27 thousand to $4.163 million as compared to $4.136 million for the comparable period in 2006, or an increase of 0.65%. Management has been working, over the last 2 years, to establish stricter controls over noninterest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

(Dollars in Thousands)	Six months ended
Noninterest Expense	June 30, 2007	June 30, 2006	% Change
Salaries and employee benefits	$ 2,472	$ 2,360	4.7%
Net occupancy expense	269	264	1.9%
Equipment expense	327	372	(12.1)%
Other operating expense	1,095	1,140	(3.9)%
Total noninterest expense	$ 4,163	$ 4,136	0.6%

•

Salaries and employee benefits increased $112 thousand as a result of additional staffing for branch expansion, cost of living increases and employer-match costs for the 401-K Plan and the employee incentive program.

•	Net occupancy expense increased $5 thousand primarily as a result of depreciation expense related to the South Hill banking office, increases in building repairs and maintenance and real estate taxes.

•

Equipment expense decreased $45 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated, and lower costs in 2007 due to the reduction in rented postage equipment.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and at its correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of June 30, 2007, the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$64,200,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,300,000
Total Off-Balance Sheet Borrowing Lines	$86,900,000

The Company had $5.4 million in outstanding borrowings at June 30, 2007, which represented a $1.0 million or 23.2% increase from $4.4 million at December 31, 2006. At June 30, 2007, outstanding borrowings were entirely from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

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

Capital Resources

Stockholders’ equity at June 30, 2007 and December 31, 2006 was $35.6 million and $35.0 million, respectively. Total number of common shares outstanding at each of June 30, 2007 and December 31, 2006 was 2,440,750.

At June 30, 2007, the Company’s Tier 1 and total risk-based capital ratios were 19.1% and 20.1%, respectively, compared to 19.1% and 20.2% at December 31, 2006. The Company’s leverage ratio was 12.9% at June 30, 2007 compared to 12.6% at December 31, 2006. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”) as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	successfully manage the Company’s growth and implement its growth strategies;
•	continue to attract low cost core deposits to fund asset growth;
•	maintain cost controls and asset qualities as the Company opens or acquires new branches;
•	rely on the Company’s management team, including its ability to attract and retain key personnel;
•	successfully manage interest rate risk;
•	respond to or anticipate changes in general economic and business conditions in the Company’s market area;
•	manage changes in interest rates and interest rate policies;
•	manage and monitor risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	compete with other banks and financial institutions and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	respond to demand, development and acceptance of new products and services;
•	maintain capital levels adequate to support the Company’s growth;
•	handle problems with technology utilized by the Company;
•	plan for changing trends in customer profiles and behavior; and
•	monitor and manage changes in banking and other laws and regulations applicable to the Company.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended June 30, 2007.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 16, 2007 at the Main Office of the Company, 126 South Main Street, Blackstone, Virginia. The Company had 2,440,750 shares outstanding and eligible to vote at the Annual Meeting. The following Directors were elected by the shareholders at the Annual Meeting:

Nominees	Votes Received by Each Nominee	Votes Withheld for Each Nominee

Irving J. Arnold	1,819,540	16,463
Frank P. Beale	1,749,117	86,886
Joseph D. Borgerding	1,817,355	18,648
William D. Coleburn	1,713,475	122,528
Roy C. Jenkins, Jr.	1,802,176	33,827
Joseph F. Morrissette	1,811,990	24,013
E. Walter Newman, Jr.	1,735,145	100,858
Jo Anne S. Webb	1,813,651	22,352
Samuel H. West	1,792,401	43,602
Jerome A. Wilson, III	1,818,340	17,663

In addition, the shareholders ratified the selection of Yount, Hyde & Barbour, P.C. as independent public accountants for the Company for the fiscal year 2007, as follows:

FOR	1,820,676	AGAINST 5,088	ABSTAIN 10,239

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	August 14, 2007	/s/ Joseph D. Borgerding

Joseph D. Borgerding

President and Chief Executive Officer

Date:	August 14, 2007	/s/ Ronald E. Baron

Ronald E. Baron

Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350