Form 10-Q
period 2007-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2007-11-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,436,550 shares of Common Stock as of November 5, 2007.

FORM 10-Q

For the Period Ended September 30, 2007

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures	24

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and due from banks	$ 8,702	$ 8,318
Interest-bearing deposits in banks	2,741	653
Federal funds sold	2,438	4,114
Securities available for sale, at fair market value	49,037	51,078
Restricted securities	631	632
Loans, net of allowance for loan losses of $1,888
and $1,935	208,499	198,234
Premises and equipment, net	7,871	8,033
Accrued interest receivable	1,806	1,820
Other assets	8,208	8,033

Total assets	$ 289,933	$ 280,915

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 38,715	$ 38,085
Interest-bearing	205,295	201,258
Total deposits	$ 244,010	$ 239,343
Short term borrowings	6,863	4,368
Accrued interest payable	1,435	1,374
Accrued expenses and other liabilities	1,201	772
Total liabilities	$ 253,509	$ 245,857

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ -	$ -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,440,250 in 2007 and	1,220	1,220
2,440,750 in 2006
Additional paid-in capital	41	49
Retained earnings	35,964	34,654
Accumulated other comprehensive loss	(801)	(866)
Total stockholders' equity	$ 36,424	$ 35,057

Total liabilities and stockholders' equity	$ 289,933	$ 280,915

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and Dividend Income
Loans, including fees	$ 3,845	$ 3,625	$ 11,329	$ 10,552
Investment securities:
Taxable	444	396	1,221	1,100
Tax-exempt	66	111	303	336
Dividends	9	9	25	32
Federal Funds sold	27	13	96	57
Other	37	2	93	7
Total interest and dividend income	$ 4,428	$ 4,156	$ 13,067	$ 12,084

Interest Expense
Deposits	$ 1,661	$ 1,369	$ 4,782	$ 3,816
Short term borrowings	57	57	151	150
Total interest expense	$ 1,718	$ 1,426	$ 4,933	$ 3,967

Net interest income	$ 2,710	$ 2,730	$ 8,134	$ 8,117

Provision for loan losses	0	(355)	0	(320)

Net interest income after provision
for loan losses	$ 2,710	$ 3,085	$ 8,134	$ 8,437

Noninterest Income
Service charges on deposit accounts	$ 311	$ 306	$ 911	$ 941
Net gain on sales of securities	-	40	-	40
Net gain on sales of loans	20	25	80	70
Net gain on sale of OREO	-	-	15	77
Income from bank owned life insurance	74	67	212	194
ATM fee income	104	76	296	204
Other	76	89	223	189
Total noninterest income	$ 585	$ 603	$ 1,737	$ 1,715

Noninterest Expense
Salaries and employee benefits	$ 1,286	$ 1,188	$ 3,758	$ 3,548
Net occupancy expense	145	127	414	391
Equipment expense	191	200	518	571
Other	611	624	1,706	1,765
Total noninterest expense	$ 2,233	$ 2,139	$ 6,396	$ 6,275

Income before income taxes	1,062	1,549	3,475	3,877

Income taxes	296	462	994	1,124

Net income	$ 766	$ 1,087	$ 2,481	$ 2,754
Earnings per share, basic & diluted	$ 0.32	$ 0.45	$ 1.02	$ 1.13

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2007 and 2006

				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2005	$ 1,220	$ 49	$ 32,971	$ (781)		$ 33,459
Comprehensive income:
Net income	- -	- -	2,754	- -	$ 2,754	$ 2,754
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	- -	- -	- -	111	$ 111	111
Reclassification adjustment, net of
income taxes of $14				(26)	$ (26)	(26)
Total comprehensive income	- -	- -	- -	- -	$ 2,865	- -
Cash dividends declared ($0.48 per share)	- -	- -	(1,171)	- -		$ (1,171)
Balance at September 30, 2006	$ 1,220	$ 49	$ 34,554	$ (696)		$ 35,127

Balance at December 31, 2006	$ 1,220	$ 49	$ 34,654	$ (866)		$ 35,057
Comprehensive income:
Net income	- -	- -	2,481	- -	$ 2,481	$ 2,481
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	- -	- -	- -	65	$ 65	65
Total comprehensive income	- -	- -	- -	- -	$ 2,546	- -
Common stock repurchased (500 shares)	(0)	(8)	- -			(8)
Cash dividends declared ($0.48 per share)	- -	- -	(1,171)	- -		(1,171)
Balance at September 30, 2007	$ 1,220	$ 41	$ 35,964	$ (801)		$ 36,424

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Nine Months Ended
(Unaudited)	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$ 2,481	$ 2,754
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	517	480
Provision for (recovery of) loan losses	- -	(320)
Net (gain) on sales of loans	(80)	(70)
Origination of loans held for sale	(6,446)	(6,271)
Proceeds from sales of loans	6,603	6,341
Net (gain) on sale of securities	- -	(40)
Net (gain) on sale of other real estate owned	(15)	(77)
Net amortization of securities	34	51
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	14	(72)
(Increase) decrease in other assets	(294)	12
Increase in accrued interest payable	61	358
Increase in accrued expenses and other liabilities	551	50
Net cash provided by operating activities	$ 3,426	$ 3,196
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities and prepayments	$ 5,570	$ 3,121
Purchases	(3,464)	(4,590)
Redemption (purchase) of restricted securities	2	(89)
Net (increase) in loans	(10,342)	(3,638)
Purchases of land, premises and equipment	(355)	(1,032)
Proceeds from sale of other real estate owned	100	277
Net cash used in investing activities	$ (8,489)	$ (5,951)
Cash Flows from Financing Activities
Net increase in deposits	$ 4,667	$ 3,594
Net increase in short-term borrowings	2,494	1,871
Repurchase of common stock	(8)	- -
Dividends paid	(1,294)	(1,171)
Net cash provided by financing activities	$ 5,859	$ 4,294
Net increase in cash and cash equivalents	$ 796	$ 1,539
Cash and Cash Equivalents
Beginning of period	$ 13,085	$ 9,230
End of period	$ 13,881	$ 10,769
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 4,872	$ 3,609
Income taxes	$ 773	$ 1,065
Supplemental Disclosures of Noncash Investing
and Financing Activities
Unrealized gains on securities available for sale	$ 99	$ 130

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, the Consolidated Statements of Income for the three months and nine months ended September 30, 2007 and September 30, 2006, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2007 and 2006, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2007 and the results of operations for the three months and the nine months ended September 30, 2007 and 2006. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (Company) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (Bank). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of September 30, 2007, the Bank employed 116 full and part-time employees, which resulted in 114 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	September 30, 2007
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 19,431	$ 2	$ (307)	$ 19,126
State and municipal	15,098	30	(194)	14,934
Mortgage-backed	11,694	19	(190)	11,523
Corporate	3,520	- -	(66)	3,454
	$ 49,743	$ 51	$ (757)	$ 49,037

	December 31, 2006
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$ 21,877	$ - -	$ (525)	$ 21,352
State and municipal	15,353	67	(136)	15,284
Mortgage-backed	11,088	22	(125)	10,985
Corporate	3,565	- -	(108)	3,457
	$ 51,883	$ 89	$ (894)	$ 51,078

Information pertaining to securities with gross unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
September 30, 2007	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ - -	$ - -	$ 18,125	$ (307)
State and municipal	4,104	(50)	7,234	(144)
Mortgage-backed	3,701	(43)	5,008	(147)
Corporate	- -	- -	3,453	(66)
Total temporarily
impaired securities	$ 7,805	$ (93)	$ 33,820	$ (664)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$ 1,693	$ (1)	$ 18,908	$ (524)
State and municipal	773	- -	6,818	(136)
Mortgage-backed	4,189	(14)	4,395	(111)
Corporate	- -	- -	3,458	(108)
Total temporarily
impaired securities	$ 6,655	$ (15)	$ 33,579	$ (879)

The unrealized losses in the investment portfolio as of September 30, 2007 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 74 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As Management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Real estate loans:
Commercial	$ 50,807	$ 48,358
Residential 1-4 family	97,342	95,601
Construction	20,386	17,510
Total real estate loans	$ 168,535	$ 161,469
Commercial loans	22,482	20,324
Consumer loans	19,370	18,376
Total loans	$ 210,387	$ 200,169
Less: allowance for loan losses	1,888	1,935
Loans, net	$ 208,499	$ 198,234

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2007	December 31, 2006
Balance, beginning	$ 1,935	$ 1,954
(Recovery) of provision for loan losses	--	(316)
Loans charged off	(106)	(155)
Recoveries of loans previously charged off	59	452
Balance, ending	$ 1,888	$ 1,935

The following is a summary of impaired loans:

(Dollars in thousands)	September 30, 2007	December 31 2006

Impaired loans with a valuation allowance	$ 1,225	$ 1,906
Impaired loans without a valuation allowance	305	- -
Total impaired loans	$ 1,530	$ 1,906

Valuation allowance related to impaired loans	$ 278	$ 348

Average investment in impaired loans	$ 1,597	$ 2,200

Interest income recognized	$ 91	$ 91

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 118”), totaled $758 thousand and $36 thousand at September 30, 2007 and December 31, 2006, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $144 thousand and $68 thousand for the nine months ended September 30, 2007 and September 30, 2006, respectively. The Company had $89 thousand in loans that were ninety days or more past due and still accruing at September 30, 2007. There were no loans ninety days or more past due and still accruing at December 31, 2006.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,440,728 shares for the three months ended September 30, 2007 and 2,440,750 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and September 30, 2006, the weighted average number of shares used in computing earnings per share were 2,440,743 and 2,440,750, respectively.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Pension Benefits
(Dollars in thousands)	2007	2006

Service cost	$ 231	$ 222
Interest cost	168	153
Expected return on plan assets	(210)	(174)
Amortization of prior service cost	(72)	(72)
Amortization of net actuarial loss	63	66
Net periodic benefit cost	$ 180	$ 195

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $289.9 million at September 30, 2007 compared to $280.9 million at December 31, 2006, representing an increase of $9.0 million or 3.2%. Total net loans at September 30, 2007 were $208.5 million, an increase of $10.3 million from the December 31, 2006 amount of $198.2 million. Loan origination activity for the first nine months of 2007 was strong with $60.2 million in new loans. Net loans as a percent of total assets were 71.9% at September 30, 2007, an increase of 1.8% from December 31, 2006. Investment securities decreased to $49.0 million at September 30, 2007, or 16.9% of total assets, which is a decrease of $2.1 million from $51.1 million at December 31, 2006. The investment portfolio’s cash flow will typically be used to fund loan demand if deposit account growth is insufficient to meet loan demand and this is the primary reason for the decline in the investment securities balances between December 31, 2006 and September 30, 2007. Federal funds sold decreased $1.7 million from $4.1 million at December 31, 2006 to $2.4 million at September 30, 2007. The Company’s liquidity as represented by cash, due from banks and federal funds sold at September 30, 2007 was $13.9 million or 4.8% of total assets which is $800 thousand greater than $13.1 million or 4.7% of total assets at December 31, 2006.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2007 was $1.888 million compared to $1.935 million at December 31, 2006. The allowance for loan losses, as a percentage of total outstanding loans, decreased to 0.90% at September 30, 2007 from 0.97% at December 31, 2006. During the nine months ended September 30, 2007, the Company charged off $106 thousand in loans, recovered $59 thousand from previous write-offs, and did not provide any additional provision to the allowance.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2007. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved. During 2007, Management has been working at improving the status of multiple criticized credits for which the Bank maintains significant reserves. These efforts included the addition of more collateral and/or the collection of payments which served to improve these credits. Three of these credits, where the Bank maintained reserves ranging from 3.4% to 15% of the outstanding balance, were collected in full. The results of this improvement in credit quality allowed the previously assigned reserves for criticized loans to be reallocated to new loan growth and as of September 30, 2007 has not required additional provision for the Allowance for Loan Losses. For a more detailed discussion of Management’s analysis of the loan portfolio, please see the “Allowance for Loan Losses” discussion, above.

Criticized loans are defined by Management as loans that, after having undergone normal credit review, presently indicate, or have the potential, for significant weakness or high likeliness that the loans will not perform under the original terms of the loans. Criticized loans may or may not be currently accruing interest and, while they are not classified as impaired loans, Management has computed probable loss amounts should the loans not perform as originally agreed. Criticized loan balances at September 30, 2007 and December 31, 2006 totaled $1.5 million and $2.2 million, respectively. At September 30, 2007 and December 31, 2006, $192 thousand and $208 thousand, respectively, were included in the allowance for loan losses to cover for the possible losses on these loans.

The Company had $1.3 million in non-accruing loans at September 30, 2007, or 0.64% of gross loans compared to $1.7 million at December 31, 2006, or 0.87% of gross loans, a decrease of $0.4 million or 23.5%.

Deposits

Total deposits of $244.0 million at September 30, 2007 represented an increase of $4.4 million from $239.3 million at December 31, 2006. Total certificates of deposit at September 30, 2007 were $137.0 million, up $4.3 million from $132.7 million at December 31, 2006. Non-interest bearing deposits totaled $38.7 million at September 30, 2007, which is a 1.6% increase from $38.1 million at December 31, 2006. Interest-bearing deposits accounted for 84.1% of total deposits at each of September 30, 2007 and December 31, 2006. Bank Management remained focused on growing low-cost deposit account balances during the first nine months of 2007; this strategy has assisted in managing the overall interest cost of deposit accounts.

Short Term Borrowings

The Company utilizes one main source of short term borrowings, overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product. A secondary source of short term borrowings would be overnight advances from the Federal Home Loan Bank of Atlanta or from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At September 30, 2007, the Company had total short term borrowings of $6.9 million that consisted entirely of overnight repurchase agreements. This is compared to $4.4 million in short term borrowings at December 31, 2006, which was also entirely from overnight repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $36.4 million at September 30, 2007 compared to $35.1 million at December 31, 2006. The book value per common share was $14.93 at September 30, 2007 compared to $14.36 at December 31, 2006. On July 20, 2007, shareholders were paid a quarterly dividend of $0.16 per share. On September 19, 2007, the Board of Directors approved a cash dividend of $0.16 per share, or $390 thousand, payable to shareholders on October 12, 2007. Total average outstanding shares for the first nine months of 2007 were 2,440,743 shares as compared to the average outstanding shares of 2,440,750 shares for the year ended December 31, 2006.

The Board of Directors and Management recognize the intrinsic value of the Company and they further realize that the market price of the Company’s shares during the third quarter was not representative of that value. The banking industry as a whole has seen stock prices decline during the course of the second and third quarters of 2007, due in part to the investment community’s concern over interest margin compression, subprime lending, the decline in housing values and a possible economic recession. The Board approved the establishment of a stock repurchase plan on July 18, 2007 that would begin on the first trading day of September 2007. The plan’s term is for a three month period or until 20,000 shares are purchased, whichever occurs first. The plan is renewable quarterly, after the initial term, at the discretion of the Board of Directors.

The change in Accumulated Other Comprehensive Loss at September 30, 2007 versus December 31, 2006 was a result of the change in net unrealized losses on available for sale securities. At September 30, 2007, the Company had an accumulated other comprehensive loss of $801 thousand, a decrease of $65 thousand from $866 thousand at December 31, 2006.

Net Income

For the nine months ended September 30, 2007, the Company reported net income of $2.481 million as compared to $2.754 million for the same period in 2006. Income per basic and diluted share was $1.02 for the nine months ended September 30, 2007, as compared to $1.13 per basic and diluted share for the period ended September 30, 2006.

The Company had an annualized return on average assets of 1.16% and an annualized return on average equity of 9.24% for the nine months ended September 30, 2007, as compared to an annualized return on average assets and average equity of 1.33% and 10.71%, respectively, for the same period in 2006.

For the three months ended September 30, 2007, the Company reported net income of $766 thousand as compared to $1,087 thousand for the same period in 2006. Income per basic and diluted share was $0.32 for the three months ended September 30, 2007, as compared to $0.45 per basic and diluted for the period in 2006.

Net income for the three months and year-to-date ended September 30, 2006 included a one time recovery of a previously charged loan loss provision of $259 thousand, net of income taxes. Net income for the third quarter of 2006, excluding the provision recovery, would have been $831 thousand, or $0.34 per share, or $65 thousand greater than the third quarter 2007. Earnings for the nine months ended September 30, 2006, excluding the provision recovery, would have been $2.5 million or $1.02 per share. The 2006 returns on average assets and on average equity, excluding the provision recovery, would have been 1.23% and 9.96%, respectively.

Continued higher short term interest rates, competition for deposits, and the ability to continue growing non-interest bearing demand deposits will continue to put some pressure on the cost of funds for at least the remainder of 2007.

For the first nine months of 2007, the asset quality of the loan portfolio remained high, and based upon the review of the allowance for loan losses, Management did not provide any additional provision to the allowance. For the same nine months of 2006, a net recovery of previously charged loan loss provision of $320 thousand was recognized; earlier in 2006 $45 thousand in loan loss provision was recorded and subsequently followed by the recovery of $365 thousand in loan loss provision in the third quarter. Management anticipates loan quality to remain high for the remainder of 2007; additional provision for loan losses might be necessary as a result of the overall growth of the loan portfolio, rather than a deterioration of asset quality.

Noninterest income for the first nine months of 2007 was $1.737 million or $22 thousand greater than the same period in 2006. The results, excluding non-recurring items such as gains on Other Real Estate Owned sales and gains on sale of investment securities, give a better indication of the core improvement in non-interest income over the previous year. Exclusive of the $15 thousand in OREO gains for the first nine months of 2007, the $77 thousand in OREO gains for the same period of 2006, and the $40 thousand in securities gains, non-interest income would have been $1.722 million, or $124 thousand greater than $1.598 million for the first nine months of 2006, or a 7.8% increase.

Non-interest expenses for the first nine months of 2007 were $6.396 million, or an increase of 1.9% or $121 thousand from the same period in 2006. The year-over-year increase was primarily due to the addition of a new full-service banking office in South Hill, Virginia, and ATM processing-related fees. Management continues to examine ways to improve operating efficiencies while maintaining a high level of service to our customers.

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

For the nine months ended September 30, 2007, net interest income was $8.134 million, which was $17 thousand greater than $8.117 million for the same period in 2006. The average loan balances for the nine months ended September 30, 2007 were $206.1 million or $611 thousand greater than the nine months ended September 30, 2006 when the average loan balances were $205.5 million. The loan yield increased 48 basis points to 7.35% for the nine months ended September 30, 2007 from 6.87% for the comparable period in 2006. The average investment securities balance for the first nine months of 2007 was $48.7 million or $1.2 million greater than the average of $47.5 million for the same period in 2006. The tax-equivalent yield on investment securities for the period in 2007 was 4.74% as compared to 4.64% for 2006, or an increase of 10 basis points from the year-earlier period. The yield on earning assets for the nine months ended September 30, 2007 was 6.82%, an increase of 38 basis points from the yield of 6.44% reported in the comparable period of 2006. The increase in the earning assets yield for the year-to-date in 2007 as compared to the same period in 2006 is primarily the result of higher short-term rates.

A significant component of the Company’s increase in net interest income has been the ability to manage interest bearing deposit rates and to attract and retain low cost core deposits, especially non-interest bearing demand deposit accounts. Average interest bearing deposits for the nine months ended September 30, 2007 was $204.9 million or $4.7 million greater than $200.2 million for the nine months ended September 30, 2006. The majority of the increase was due to higher average time deposits of $4.3 million, with the average being $134.4 million for the nine months ended September 30, 2007 as compared to $130.1 for the same period in 2006. The cost of interest bearing deposits for the nine months ended September 30, 2007, expressed as a percentage, was 3.12% as compared to 2.55% for the same period of 2006, or an increase of 57 basis points. Time deposit costs were 4.44% and 3.72% for the nine months ended September 30, 2007 and 2006, respectively, or an increase of 72 basis points. The competition for time deposits in our markets, during this period, remained strong with competitors offering significantly higher rates than Management wished to match. Despite competitive rates,

Management maintained a disciplined pricing strategy that helped to generally retain existing relationships and attract some new deposits. Average non-interest deposit balances for the nine months ended September 30, 2007 was $36.3 million or $500 thousand more than the $35.8 million for the same period of 2006. The cost of deposits for the nine months ended September 30, 2007 was 2.67% or 47 basis points greater than 2.20% for the nine months ended September 30, 2006.

The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest margin decreased by 8 basis points to 4.28% for the nine months ended September 30, 2007 as compared to 4.36% for the same period in 2006.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$ 2,388	$ 93	5.21%	$ 159	$ 6	5.05%
Loans (1)	206,103	11,329	7.35%	205,492	10,552	6.87%
Investment securities available for sale (2)	48,725	1,732	4.74%	47,541	1,656	4.64%
Federal funds sold	2,490	96	5.08%	1,604	57	4.69%
Total interest earning assets	$ 259,706	$ 13,250	6.82%	$ 254,796	$ 12,271	6.44%

Total average non-earning assets	27,121			25,350
Less: allowance for credit losses	1,932			1,995
Net average non-earning assets	25,189			23,355
TOTAL AVERAGE ASSETS	$ 284,895			$ 278,151

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$ 36,152	$ 43	0.16%	$ 51,571	$ 157	0.41%
Savings	34,361	274	1.07%	18,598	44	0.32%
Time deposits	134,435	4,465	4.44%	130,068	3,616	3.72%
Other short-term borrowings	5,407	151	3.73%	5,267	150	3.81%
Total interest bearing liabilities	$ 210,355	$ 4,933	3.14%	$ 205,504	$ 3,967	2.58%

Noninterest bearing liabilities:
Noininterest bearing demand	36,299			35,803
Other liabilities	2,326			1,752
Total noninterest bearing liabilities	38,625			37,555

Stockholders' equity	35,915			34,363
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 284,895			$ 277,422

Net interest income		$ 8,317			$ 8,304
Net interest spread			3.69%			3.86%
Net interest margin			4.28%			4.36%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, OREO and Loans Held for Sale, and ATM fees. For the three months ended September 30, 2007, non-interest income totaled $585 thousand as compared to $603 thousand for the same period in 2006. The third quarter results, excluding non-recurring items such as gains on sale of securities, give a better comparison of core non-interest income over the previous year. Exclusive of the $40 thousand gain on sale of securities, non-interest income would have been $563 thousand for the three months ended September 30, 2006, or $22 thousand less than the $585 thousand for the three months ended September 30, 2007; an increase of 3.9% over 2006.

Noninterest income increased 1.28% to $1.737 million for the nine months ended September 30, 2007 compared to $1.715 million for the same period in 2006. Below is a representation of the changes to the significant components:

(Dollars in Thousands)	Nine months ended
Noninterest Income	September 30, 2007	September 30, 2006	% Change
Service charges on deposit accounts	$ 911	$ 941	(3.2)%
Net gain on sales of loans	80	70	14.3%
Net gain on sale of securities	--	40	(100.0)%
Net gain on sale of OREO	15	77	(80.5)%
Income from bank owned life insurance	212	194	9.3%
ATM fee income	296	204	45.1%
Other income	223	189	18.6%
Total noninterest income	$ 1,737	$ 1,715	1.3%

•

Service charges on deposit accounts decreased 3.2% or $30 thousand primarily as the result of lower overdraft fees, due in part to daily maximum limits being placed for the automatic overdraft program, and in part to consumers moving from fee-generating products to fee-free checking products.

•

Net gain on sales of loans increased 14.3% or $10 thousand as a result of a greater number of fixed-rate residential loans sold into the secondary market. This program is in its second year of operation and the Bank is producing revenue on loans that it typically would not want to retain on its balance sheet due to the interest-rate risk that these loans can pose for the Bank.

•	ATM fee income increased 45.1% or $92 thousand as a result of adding additional ATM machines and increased customer and non-customer usage.

•	Other income increased 18.6% or $34 thousand primarily due to commissions earned on non-deposit investment services and title company dividends.

Noninterest Expense

Noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. For the three months ended September 30, 2007, non-interest expense totaled $2.233 million as compared to $2.139 million for the three months ended September 30, 2006, or a 4.4% increase from the previous year. Among the primary reason for the year-over-year increase is the additional personnel and new facilities associated with the South Hill, Virginia banking office.

Noninterest expense for the nine months ended September 30, 2007 increased $121 thousand to $6.396 million as compared to $6.275 million for the comparable period in 2006, or an increase of 1.9%. Management has been working, over the last 2 years, to establish stricter controls over noninterest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

(Dollars in Thousands)	Nine months ended
Noninterest Expense	September 30, 2007	September 30, 2006	% Change
Salaries and employee benefits	$ 3,758	$ 3,548	5.9%
Net occupancy expense	414	391	5.9%
Equipment expense	518	571	(9.3)%
Other operating expense	1,706	1,765	(3.3)%
Total noninterest expense	$ 6,396	$ 6,275	1.9%

•

Salaries and employee benefits increased $210 thousand as a result of additional staffing for branch expansion, cost of living increases and employer-match costs for the 401-K Plan and the employee incentive program.

•

Net occupancy expense increased $23 thousand primarily as a result of depreciation expense related to the South Hill banking office, increases in building repairs and maintenance and real estate taxes.

•

Equipment expense decreased $53 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated and lower costs in 2007 due to the reduction in rented postage equipment.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and at its correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of September 30, 2007, the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$62,700,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,300,000
Total Off-Balance Sheet Borrowing Lines	$85,400,000

The Company had $6.8 million in short-term borrowings at September 30, 2007, which represented a $2.5 million or 57.1% increase from $4.4 million at December 31, 2006. At September 30, 2007, short-term borrowings were entirely from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

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

Capital Resources

Stockholders’ equity at September 30, 2007 and December 31, 2006 was $36.4 million and $35.0 million, respectively. Total number of common shares outstanding was 2,440,250 shares at September 30, 2007 and 2,440,750 shares at December 31, 2006. The decrease of 500 shares represents the effect of the stock repurchase plan that the Company initiated in September 2007. Additional information regarding the stock repurchase plan was discussed earlier in this report.

At September 30, 2007, the Company’s Tier 1 and total risk-based capital ratios were 19.2% and 20.2%, respectively, compared to 19.1% and 20.2% at December 31, 2006. The Company’s leverage ratio was 12.9% at September 30, 2007 compared to 12.6% at December 31, 2006. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2007, the Board of Directors of the Company voted to establish a stock repurchase plan. The Plan authorizes the repurchase of 20,000 shares of its common stock over a three month period beginning in September 2007. The Board of Directors will consider repurchasing additional shares following any initial repurchases based on market conditions, the Company’s performance, and other strategic planning considerations.

The table below indicates the shares that were repurchased under the current plan:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2007	None
August 1 - August 31, 2007	None
September 1 - September 30, 2007	500	$ 16.70	500	19,500
Total	500	$ 16.70	500	19,500

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	November 13, 2007	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	November 13, 2007	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350