Form 10-K
period 2007-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2008-03-31
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates was $38,396,289 on June 30, 2007.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,425,835 as of March 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2008 Annual Meeting of Shareholders scheduled to be held on May 22, 2008.

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

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank. Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank. The Bank also acts as agent for Visa. The Bank is authorized to have a trust department, but does not offer trust services. The Bank’s primary trade areas are served by its 11 banking offices located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia and a loan production office in Midlothian, Virginia.

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

The Bank holds a 1.08% ownership in Bankers Investment Group, LLC, which delivers investment services to customers through the use of a dual-employee broker. The Bank also holds an 8.14% ownership interest in Bankers Title, LLC, which is a provider of title insurance. The Company has an ownership interest of 1.39% in the Community Bankers’ Bank Community Development Fund II, LLC, which is a provider of correspondent banking services exclusively to financial institutions and operates under the name of Community Bankers’ Bank. The financial position and operating results of these investments are not significant to the Company as a whole and are not considered principal activities of the Company.

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

Employees

As of December 31, 2007, the Company employed 113 full-time equivalent employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees. Competition in the industry is intense for employees; however, the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.

Competition

The Bank competes for business with numerous other financial institutions in its various trade areas which include the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia. The Bank also serves a significant number of residents in the counties of Cumberland, Lunenburg, and Mecklenburg, Virginia as well as the western part of Dinwiddie County, Virginia. The following data reflects the Bank’s market share in its primary market places at June 30, 2007, according to information obtained from the FDIC website. In Amelia County, the Bank held 23.09% of the market share, in Nottoway County, 60.80%, in Prince Edward County, 13.82%, in Chesterfield County, 0.09%, in Mecklenburg County, 0.19% and in the City of Colonial Heights, 1.08%.

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

The Bank obtains commercial and personal loans through direct solicitation of business owners and customers. Completed commercial loan applications are reviewed by loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines which considers appraised value, market conditions, borrower strength, collateral value, and borrower’s ability to service the debt.

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

The following description summarizes the significant federal and state laws applicable to the Company and the Bank. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect to do so in the future.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiary. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007 the Company declared $1,585,354 in dividends payable to shareholders.

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

                 Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer or to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

Section 404 of the Sarbanes-Oxley Act requires management of public companies to design and implement a system of internal controls over financial reporting. Section 404(a) requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Section 404(b) requires independent auditor attestation on the effectiveness of the Company’s internal controls over financial reporting. Both of these attestation requirements are to become part of the Company’s annual financial reporting on Form 10-K. The Act required companies with a market capitalization of at least $75 million to begin filing under the Section 404 requirements for fiscal years ending on or after November 15, 2004. These companies are known as “Accelerated Filers.” The Company is a non-accelerated filer, and will be required to comply with the Section 404(a) reporting requirements for management’s attestation for the year ending December 31, 2007. The Company will be required to comply with the Section 404(b) reporting requirements for auditor attestation for the year ending December 31, 2008. The Securities and Exchange Commission has proposed a one-year extension of the Section 404(b) requirement for non-accelerated filers that would require an independent auditor attestation of the Company’s internal controls over financial reporting beginning with the year ending December 31, 2009.

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

The Company and the Bank face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans, and other financial services in our market area. Many of these banks and other financial institutions are significantly larger than we are and have greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we are able. Many of our non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

The cost of being a public company is proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting and disclosure practices. These regulations are applicable to the Company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on the effectiveness of our internal controls as a result of the Sarbanes-Oxley Act. The regulations are applicable to us for the year ending December 31, 2007 with respect to management’s attestation to the effectiveness of internal controls as it relates to financial reporting. Under current regulations, our auditor’s will be required to attest to the effectiveness of our internal controls over financial reporting for the year ending December 31, 2008. The Securities and Exchange Commission has proposed a one-year extension of the Section 404(b) requirement for non-accelerated filers that would require an independent auditor attestation of the Company’s internal controls over financial reporting beginning with the year ending December 31, 2009.

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

Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. The greater the amount of maturities or re-pricing that occurs in any given period to either the earning assets or to the interest-bearing deposit liabilities will result in a greater sensitivity to fluctuating interest rates. Customer preferences for certain loan types, fixed-rate versus adjustable-rate, and preferences towards deposit products that may or may not be interest bearing, and savings versus time deposits all contribute to potentially impacting the interest margin; either favorably or unfavorably. Although management is unable to control these preferences, there are processes that assist in monitoring and planning for such changes in customer preferences. At December 31, 2007, the Company’s balance sheet was positioned to be liability-sensitive for the next 12 months, which means decreases in interest rates should have a net favorable effect on the interest margin. In the longer term, the balance sheet becomes more asset sensitive and increases in interest rates, in the longer term, will have a favorable impact on the interest rate margin. However, changes in interest rates that are contrary to these expectations, could negatively impact the interest margin and ultimately earnings.

Any additional credit losses or deterioration in credit quality could negatively impact our financial results.

Management seeks to maintain a loan portfolio that is well diversified in terms of risk and credit quality. As of December 31, 2007, the portfolio consisted of the following loan categories: residential (1-to-4 family) loans 45.8%, commercial real estate and construction loans 34.1%, commercial loans 11.2%, and consumer loans 8.9%. Our lending focus has generally favored real estate-secured loans over unsecured loans, as a means of mitigating possible losses due to credit losses. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could adversely affect our customers’ ability to repay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The main office of the Bank is located at 126 South Main Street, Blackstone, Virginia. Banking Offices are located at 101 North Main Street, Blackstone, Virginia; 1575 South Main Street, Blackstone, Virginia, 210 Carter Street, Crewe, Virginia; 102 Second Street, Northeast, Burkeville, Virginia; 9060 North Five Forks Road, Amelia, Virginia; 1517 West Third Street (Route 460 West), Farmville, Virginia; 712 South Main Street, Farmville, Virginia; 10001 Courtview Commons Lane, Chesterfield, Virginia, 946 Southpark Boulevard, Colonial Heights, Virginia, and 622 East Atlantic Street, South Hill, Virginia. All real estate and improvements at these locations are owned by the Bank except for the real estate at the Chesterfield branch, which is under a lease agreement for five years renewable for five additional terms of five years each. The original lease term is scheduled to end April 30, 2009. The Bank maintains a Loan Production Office located at 201 Wylderose Commons, Midlothian, Virginia in leased office space where the original lease term is for one year, and is renewable, annually, after the original lease term ends on September 30, 2008.

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

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2007 1st quarter 2nd quarter 3rd quarter 4th quarter	19.10 18.00 18.00 16.85	17.00 17.01 15.55 15.10	.16 .16 .16 .17

2006 1st quarter 2nd quarter 3rd quarter 4th quarter	18.00 18.75 18.75 19.00	17.15 17.55 18.00 18.40	.16 .16 .16 .21[1]
[1] A special, one-time cash dividend of $0.05 per share was paid in addition to the regular $0.16 per share for the fourth quarter of 2006.

As of March 21, 2008, the Company had approximately 851 shareholders of record of Common Stock.

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiary, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation,” above.

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

The Company is a legal entity separate and distinct from its subsidiary. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

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

Stock Repurchases

The Board of Directors of the Company did approve a Stock Repurchase Plan at its regular meeting on July 18, 2007. The Repurchase Plan is structured under the Securities and Exchange Commission’s Rule 10b5-1. The Company appointed FTN Midwest Securities Corp. of Nashville, Tennessee to oversee the acquisition of the Company’s stock. The Plan went into effect on September 1, 2007, for an initial three month term ending November 30, 2007. The Repurchase Plan was extended for additional three month terms by the Board of Directors at its regularly scheduled meetings on November 28, 2007 and February 21, 2008. The Plan calls for the repurchase of up to 20,000 shares of stock for each three month term.

Repurchase Plan Table

	Total	Average	Cumulative Number of Shares Purchased
	Number of	Price	as
	Shares	Paid Per	Part of Publicly
	Purchased	Share	Announced Plan
2007
Third quarter	500	$ 16.70	500
Fourth quarter	5,700	$ 16.11	6,200
TOTAL	6,200	$ 16.16	6,200

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five and one-half years with the total return on the Russell 3000 Index and the SNL $250-$500 Million Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on 06/30/2001 and the reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from the consolidated financial statements, for the last five years.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$17,523	$16,200	$14,607	$13,453	$13,736
Interest expense	6,692	5,489	4,237	3,612	4,457

Net interest income	10,831	10,711	10,370	9,841	9,279
Provision (recovery) for loan losses	(238)	(316)	208	703	250

Noninterest income	2,406	2,306	2,076	2,014	1,473
Noninterest expense	8,713	8,650	8,075	8,003	7,219

Income before income taxes	4,762	4,683	4,163	3,149	3,283
Income taxes	1,367	1,316	1,060	675	751
Net income	$3,395	$3,367	$3,103	$2,474	$2,532

	2007	2006	2005	2004	2003
CONSOLIDATED BALANCE SHEET DATA AT YEAR END:
Assets	$289,960	$280,915	$273,076	$280,994	$269,373
Gross loans	211,330	200,169	200,366	198,238	175,447
Deposits	243,007	239,343	233,277	245,699	236,421
Stockholders’ equity	37,331	35,057	33,459	32,453	32,075

PER SHARE DATA:
Earnings per share basic and diluted	$1.39	$1.38	$1.27	$1.01	$1.03

Cash dividends declared	$.65	$0.69	$0.61	$0.71	$0.37

AVERAGE BALANCES:
Total assets	$286,483	$278,106	$275,752	$274,999	$268,132
Stockholders’ equity	$36,189	$34,635	$33,273	$32,609	$31,615

RATIOS:
Return on average assets	1.19%	1.21%	1.13%	0.90%	0.94%
Return on average equity	9.38%	9.72%	9.33%	7.59%	8.01%
Dividend payout ratio	46.69%	50.03%	47.99%	70.17%	35.77%
Average equity to average assets	12.63%	12.45%	12.07%	11.86%	11.79%

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, adversely classified loans, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuation concerns. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

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

The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Financial Statements. As of December 31, 2007, management believes that the Allowance for Loan Losses is appropriate for the expected loss in the loan portfolio as of that date.

Executive Overview

The Company reported net income of $3,395,234 in 2007, an increase of .84% or $28,376 from 2006 net income of $3,366,858. Net income on a basic and diluted per share basis was reported as $1.39 and $1.38 in 2007 and 2006, respectively. Net income for 2007 represents a historical record for the Company. Earnings for 2007 and 2006 each included one-time recoveries of previously charged-off loans resulting in a recovery of the provision for loan losses totaling $157,400, and $208,637, respectively, net of income taxes. Core earnings exclusive of the recoveries were $3,237,834, or $1.33 per share and $3,158,221, or $1.29 per share, respectively. Core earnings of the Company showed improvement in 2007 as compared to 2006 despite the challenging banking environment. In November 2007, the Bank opened a Loan Production Office in Midlothian, Virginia with the expectation of developing new commercial banking relationships in this high growth area of Chesterfield County.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2007 and 2006.

	Three Months Ended
(in thousands)	2007			2006
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$ 4,456	$ 4,428	$ 4,439	$ 4,200	$ 4,116	$ 4,156	$ 4,086	$ 3,842
Interest expense	1,758	1,718	1,655	1,561	1,522	1,426	1,314	1,227
Net interest income	2,698	2,710	2,784	2,639	2,594	2,730	2,772	2,615
Provision for loan losses	(238)	-	-	-	4	(355)	19	15
Net interest income after	2,936	2,710	2,784	2,639	2,590	3,085	2,753	2,600
Provision for loan losses
Non-interest income	669	585	612	540	593	603	616	493
Non-interest expense	2,317	2,233	2,118	2,045	2,375	2,139	2,127	2,009
Income before applicable income taxes	1,288	1,062	1,278	1,134	808	1,549	1,242	1,084
Applicable income taxes	373	296	373	325	193	462	358	303
Net Income	$ 914	$ 766	$ 906	$ 809	$ 615	$ 1,087	$ 884	$ 781

Net income per share, basic and diluted	$ 0.37	$ 0.32	$ 0.37	$ 0.33	$ 0.25	$ 0.45	$ 0.36	$ 0.32

Summary

Total assets increased $9.0 million during 2007 from $280.9 million in 2006 to $289.9 million, or a 3.2% increase. Loans increased $11.2 million during 2007 from 198.2 million in 2006 to $209.4 million, or a 5.7% increase. Average earning assets for 2007 increased by $6.0 million as compared to the annual average for 2006. This increase was the result of average loan balances increasing $3.1 million, federal funds sold increasing $2.4 million and investment securities increasing $493 thousand over the prior year.

Total deposits were $243.0 million at December 31, 2007, an increase of $3.7 million or 1.5% compared to $239.3 million at the end of 2006. On average, deposit account balances were $242.0 million for 2007 as compared to $236.5 million for 2006; or an increase of $5.5 million. The deposit categories that saw the highest average balance increase over 2006 included time deposits that were up $4.7 million, savings deposits up $2.0 million and non-interest bearing deposits up $232 thousand. Interest-bearing demand deposit accounts decreased by $1.4 million from the previous year. Other borrowings consisted of overnight, commercial repurchase agreements known as the Investment Sweeps product, of which the deposits are not insured by FDIC but the Bank provides US Government or Federal Agency securities sufficient to cover average account balances. During 2007 the Investment Sweeps product balances averaged $6.0 million; or an increase of $801 thousand over the balance for 2006 of $5.2 million.

Stockholders' equity increased by $2.3 million during 2007, predominantly due to earnings, net of $1.6 million in cash dividends paid, and adjustments to accumulated other comprehensive income. Book value per share increased 6.8% or $0.97 to $15.33 at December 31, 2007, from $14.36 at December 31, 2006.

The Company’s return on average assets (ROAA) for 2007 was 1.19% compared to 1.21% in 2006 while the return on average equity (ROAE) was 9.38% for 2007 compared to 9.72% in 2006. The Company experienced growth in its core earnings in 2007 as net interest income increased $119 thousand or 1.12% and non-interest income increased $100 thousand or 4.34% as compared to 2006. These increases in income were partially offset by an increase in noninterest expense of 0.73% or $63 thousand. This means that the Company realized an increase in pre-tax income of 1.67%. The Company’s improved core earnings are primarily the result of its strategies to improve the net interest margin by improving earning asset yields, and focus on increasing low-cost deposits as a percentage of total deposit balances and, to a lesser degree, a slightly improved interest rate environment in 2007 versus 2006. Another contributor to a higher net income before provision for income taxes for 2007 was a one-time recovery from a previously charged-off loan. This recovery resulted in a net reversal of loan loss provision for the year of $238.5 thousand, pre-tax or $157 thousand, net of taxes. In 2006, a similar one-time recovery of a previously charged-off loan resulted in a net provision recovery of $316.1 thousand, pre-tax or $209 thousand, net of taxes. Exclusive of the one-time provision recoveries for each year, net income for 2007 improved by $80 thousand or 2.5%, as compared to 2006.

The following table summarizes the net changes in the income statement as discussed above:

			Net	Percent
(in thousands)	2007	2006	Change	Change
Return on Average Assets	1.19%	1.21%	(.02)	(1.65)%
Return on Average Equity	9.38%	9.72%	(.34)	(3.50)%
Net interest income	$ 10,831	$ 10,712	$ 119	1.12%
Provision for (Recovery of) loan losses	(238)	(316)	78	24.68%
Non-interest income	2,406	2,306	100	4.34%
Non-interest expense	8,713	8,650	63	0.73%
Net income before provision
for income taxes	4,762	4,684	78	1.67%
Income taxes	1,367	1,317	50	3.79%
Net Income	$ 3,395	$ 3,367	$ 28	0.83%
Net Income, exclusive of one-time provision recoveries	$ 3,238	$ 3,158	$ 80	2.53%

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

The following two tables provide information needed to understand the impact on net interest income as it relates not only to changes in mix but also the impact from the combination of changes in rate and volume. As illustrated in the tables below, net interest income increased $119,000 in 2007 which was the result of a higher volume of earning assets and interest-bearing liabilities than the average balances of each category for 2006. Rates for earning assets grew 35 basis points in 2007 as compared to 2006, however, interest-bearing liabilities increased by 49 basis points from 2006 or 14 basis points greater than earning assets.

The increase in volume on interest earning assets is primarily the result of executing of the Company’s strategic plan aimed at profitable growth of the Bank, with the focus of managing the net interest margin and high asset quality. The increase in interest bearing liability costs is primarily the result of higher short-term interest rates. The Company’s efforts are still to focus on growing low-cost deposits, provided these efforts are consistent with our goal of managing the overall interest margin.

Rate/Volume Analysis

The following table depicts the changes in interest income and expense caused by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to the previous period.

	2007 vs. 2006			2006 vs. 2005
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$ 1,130	$ 913	$ 216	$ 1,453	$ 1,119	$ 334
Securities available for sale	82	50	32	124	75	49
Restricted securities	(11)	-	(11)	22	25	(2)
Federal funds sold and other	113	(9)	122	(32)	86	(118)

Total interest-earning assets	1,314	954	359	1,567	1,305	263

Liabilities:
Demand deposits	(2)	-	(2)	(2)	(1)	(1)
Savings deposits	174	160	14	76	96	(20)
Time deposits	1,020	834	186	1,045	977	68
Other borrowings	12	(17)	29	132	37	95

Total interest-bearing liabilities	1,204	977	227	1,251	1,109	142

Net interest income	$ 110	$ (23)	$ 132	$ 316	$ 196	$ 121

Average Balance Sheet Data
(In thousands)
	Years Ended December 31,

		2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest earning assets:

Loans	$207,317	$15,194	7.33%	$204,224	$14,064	6.89%	$199,058	$12,611	6.34%
Securities Available for Sale	48,264	2,290	4.74%	47,575	2,208	4.64%	46,507	2,084	4.48%
Restricted Securities	638	34	5.33%	834	44	5.28%	910	21	2.31%
Federal funds sold and other	4,918	249	5.06%	2,515	136	5.41%	5,414	168	3.10%

Total interest earning assets	261,137	17,767	6.80%	255,148	16,452	6.45%	251,889	14,884	5.91%

Non-interest earning assets:

Cash and due from banks	9,495			7,445			8,989
Premises and equipment, net	7,952			7,477			7,287
Other assets	9,832			10,022			9,765

Less allowance for loan losses	(1,933)			(1,986)			(2,178)

TOTAL	$286,483			$278,106			$275,752

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$35,524	$56	0.16%	$36,923	$58	0.16%	$37,521	$60	0.16%
Savings deposits	34,818	391	1.12%	32,853	217	0.66%	37,690	141	0.37%
Time deposits	135,212	6,035	4.46%	130,504	5,015	3.84%	128,338	3,970	3.09%
Other borrowings	5,953	210	3.53%	5,152	198	3.84%	2,451	66	2.69%

Total interest bearing liabilities	211,507	6,692	3.16%	205,432	5,488	2.67%	206,000	4,237	2.06%

Non-interest bearing liabilities:

Demand deposits	36,422			36,190			33,503
Other	2,365			1,849			2,976

	250,294			243,471			242,479

Shareholders' equity	36,189			34,635			33,273

TOTAL	$286,483			$278,106			$275,752

Net interest earnings		$11,075			$10,964			$10,647

Interest rate spread			3.64%			3.78%			3.86%

Net interest margin			4.24%			4.30%			4.23%

Notes: Tax-exempt interest income for investment securities has been adjusted to a tax-equivalent basis, resulting in an increrase in interest income of $243, $252 and $277 for 2007, 2006 and 2005 respectively

Non-Accrual loans are included in average loans outstanding.

Noninterest Income

The Company’s noninterest income increased 4.3% to $2.4 million in 2007, compared to $2.3 million in 2006, which is an increase of $100 thousand. When non-interest income is viewed exclusive of net gains on other real estate owned and investment securities gains, the result for 2007 is $2.391 million as compared to $2.189 million, an increase of $202 thousand or 9.2% as compared to 2006. With the exception of net gains, growth in noninterest income for 2007 is attributable to further growth in ATM transactions and increases in other fee services particularly in non-deposit investment services. The Company’s strategic plan remains focused on expanding the level of services where fees can be charged and that serve to deepen the Bank’s customer relationships, in its existing markets.

The following table illustrates the main revenue sources for non-interest income:
(in thousands)	2007	2006	Net Change	% of Yr/Yr Change
Service charges on deposit accounts	$ 1,268	$ 1,241	$ 27	2.2%
Gain on sale of investment fund	-	40	(40)	(100.0)%
Net gain on sales of loans	92	106	(14)	(13.2)%
Net gain (loss) on sale of OREO	15	77	(62)	(80.5)%
Income from bank owned life insurance	285	260	25	9.6%
ATM fees	412	286	126	44.1%
Other fees	334	296	38	12.8%
Total noninterest income	$ 2,406	$ 2,306	$ 100	4.3%
Total noninterest income, exclusive of net gains & losses.	$ 2,391	$ 2,189	$ 202	9.2%

Noninterest Expense

The Company’s noninterest expense increased 0.7% to $8.7 million in 2007 from $8.6 million in 2006. The year ended December 31, 2007 reflected a full twelve months of operations for the South Hill, Virginia banking office; with operating and facilities expenses, including its five full-time staff included in this year’s figures. In the third quarter of 2007, the Bank hired a commercial lender to staff the new Loan Production Office located in Midlothian, Virginia and this location opened in November 2007. Personnel costs in 2007 were higher due to full-year staffing of the South Hill office, cost-of-living and merit salary increases over 2006 ($138 thousand), higher costs of providing health insurance ($38 thousand) and matching 401-K contributions ($3 thousand). Included in personnel costs is the expense of security personnel at the Colonial Heights, Virginia banking office. For 2007 this additional cost was $55 thousand. Offsetting some of the personnel costs for 2007 as compared to 2006 was the deferral of costs associated with the accounting for loan origination costs under FAS 91 ($23 thousand) and lower pension expense ($23 thousand).

Total occupancy expense for 2007 was $554 thousand, which is the same amount for 2006. Building depreciation and utility costs were higher in 2007 as compared to 2006. Depreciation expense for 2007 was $217 thousand, an increase of $36 thousand over 2006, due mainly to the addition of the South Hill banking office. Utility costs, exclusive of phone services, totaled $95 thousand for 2007 or $21 thousand greater than 2006. The full-year utility cost of the South Hill banking office along with the higher electric usage due to warmer-than-normal temperatures resulted in the higher cost over 2006. Repairs and maintenance costs were $155 thousand for 2007, which is a decrease of $51 thousand from the $206 thousand incurred in 2006.

Total equipment expense for 2007 totaled $689 thousand or a decrease of $67 thousand from 2006. The reduction in cost was due to the elimination of rented postage meters ($17 thousand), the elimination or reduction of service maintenance agreements ($39 thousand), and the decrease need to purchase small equipment item in 2007 as compared to 2006 ($16 thousand). Equipment depreciation was higher by $6 thousand in 2007 from 2006 and much of this was related to the South Hill banking office.

              Total other expenses for 2007 were $2.4 million, a decrease of 2.1% or $52 thousand from 2006 when the cost was $2.5 million. The overall decrease in other expense is the culmination of several steps taken by management to control operating costs. These initiatives included renegotiating existing contracts with vendors for more favorable pricing conditions or moving towards the use of new technology in operational areas that will, in the long term yield cost savings. The Bank renegotiated the local and long distance phone service at the end of 2006 and despite the addition of the South Hill banking office, telephone costs for 2007 were $93 thousand as compared to $109 thousand for 2006; a savings of $16 thousand. The strong asset quality of the loan portfolio is indicated by the fact that collection, foreclosure and OREO expenses for 2007 were $17 thousand, a decrease of $44 thousand from $61 thousand for 2006. Losses from fraudulent ATM transactions or checks were also down in 2007, totaling $14 thousand as compared to $28 thousand for 2006. In the first quarter of 2007, the Bank changed its internet banking provider, the new agreement is anticipated to provide cost savings and a more reliable internet banking platform. Internet banking expenses for 2007 were $118 thousand, which is an increase of $14 thousand as compared to 2006; all of this year-to-year increase was related to costs incurred as a result of one-time conversion costs. At the end of 2007, the Bank was in the process of renegotiating the software contract for its core loan and deposit system software, and its network communications contract. Both sets of contracts are due to expire in 2008 and management moved to start renewal negotiations with the expectation of negotiating pricing concessions and to take advantage of technology enhancements with regards to network communications. These contracts affect data processing and ATM expenses. The expense for 2007 totaled $477 thousand as compared to $362 thousand for 2006; an increase of $115 thousand. Over 52% of this expense is related to ATM-related costs that are primarily volume driven costs, based upon the numbers and types of ATM and check card transactions that are processed. Costs for 2007 also included the full-year effect of the higher VISA network pass-through fees.

The four main components of noninterest expense and their respective increases are detailed in the table below:

(in thousands)	2007	2006	Net Change	% of Yr/Yr Change
Salaries and employee benefits	$ 5,047	$ 4,865	$ 182	3.7%
Occupancy	554	554	-	0%
Equipment	689	756	(67)	(8.9)%
Other (1)	2,423	2,475	(52)	(2.1)%
Total non-interest expense	$ 8,713	$ 8,650	$ 63	0.7%

(1) Please reference Note 11 of the Consolidated Financial Statements for the principal components of Other Expenses.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance. The effective income tax rate, based on income before taxes is, therefore, lower than the statutory Federal income tax rate of 34%. Financial institutions in the Commonwealth of Virginia are not subject to a state income tax, rather, a franchise tax is assessed and paid. The cost of the franchise tax is recorded as part of the Other Expense category discussed above. The effective income tax rate increased to 28.7% in 2007 from 28.1% in 2006 and from 25.5% in 2005. Income taxes for 2007 increased to $1,367,000 from $1,317,000 in 2006 and $1,060,000 in 2005 as a result of higher pre-tax net earnings and a decline in tax-exempt investments and loans as a percentage of total assets.

Loans

The Bank uses the funds generated from deposits, short-term FHLB advances, combined with investment portfolio liquidity to support its lending activities and it competes aggressively for loans in its market areas. Loan originations for 2007 totaled $73.6 million or a 14% decrease over the $85.5 million originated in 2006. Despite the double-digit decrease in loan origination activity, total loans at December 31, 2007 totaled $211.3 million or an increase of $11.1 million from the $200.2 million at December 31, 2006. (The Bank does not make loans outside of the United States.)

Loans are made predominantly to residents and businesses located in the Company’s trade area. Approximately 80% of the loan portfolio on December 31, 2007 was composed of real estate secured loans.

The following table shows the Company’s loan distribution at the end of each of the last five years.
	December 31,
	2007	2006	2005	2004	2003

Loans:	(In thousands)
Commercial & Agricultural	$23,643	$20,324	$23,884	$26,464	$24,492
Commercial Real Estate	53,362	48,358	54,549	50,624	39,028
Real Estate – Mortgage	96,830	95,601	92,158	93,002	87,579
Real Estate – Construction	18,697	17,510	11,888	10,767	5,040
Consumer	18,798	18,376	17,887	17,381	19,308

Total Loans	$211,330	$200,169	$200,366	$198,238	$175,447

The Company does not engage in highly leveraged transactions. Commitments to extend credit and standby letters of credit to customers in the normal course of business totaled $32.5 million at December 31, 2007. (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2007.

	Within	Maturing After One	After
(In thousands)	One Year	But Within Five Years	Five Years	Total
Commercial & Agricultural	$ 11,126	$ 7,279	$ 5,238	$ 23,643
Commercial Real Estate	14,618	34,845	3,899	53,362
Real Estate – Mortgage	22,094	51,729	23,007	96,830
Real Estate – Construction	9,423	7,910	1,364	18,697
Consumer	2,492	14,998	1,308	18,798
Total Loans	$ 59,753	$ 116,761	$ 34,816	$ 211,330
Maturities after one year with:
Fixed interest rates		$ 93,728	$ 15,138	$ 108,866
Variable interest rates		$ 23,033	$ 19,678	$ 42,711

Asset Quality

The Allowance for Loan Losses is maintained at a level that management believes is adequate after considering portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of loans, as well as other factors deserving recognition. After considering these factors, the Allowance for Loan Losses was set at $1.950 million at year end 2007. This is an increase of $15 thousand from December 31, 2006 and $4 thousand lower than December 31, 2005. A settlement agreement reached between the Bank and the guarantors of a consumer loan charged off in 1988 was primary in the recovery of previously charged loan loss provision totaling $238 thousand. The Bank experienced a similar recovery of loan loss provision totaling $316 thousand for 2006, which was the result of a settlement agreement with guarantors of a commercial loan. On December 31, 2007, the Allowance was 0.92% of total loans down from 0.97% one year earlier. Despite the increase of $157 thousand in non-accrual and impaired loans at December 31, 2007 as compared to December 31, 2006, specific reserves established for impaired loans decreased during this period. The decrease in specific reserves is the result of several factors related to individual loans. Several credits with large reserve allocations improved due to one or more of the following factors: loan payoff, improved payment performance, or significant curtailment of the outstanding principal balance. As a result of these improvements in asset quality, the Allowance for Loan Losses at December 31, 2007 was 0.92% of total loans, a decrease of 5 basis points from 0.97% at December 31, 2006.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses
	2007		2006		2005		2004		2003
(In thousands)	Amount	Percent of total Loans	Amount	Percent of total Loans	Amount	Percent of total Loans	Amount	Percent of total Loans	Amount	Percent of total Loans

Commercial real estate loans	$ 1,031	25.25%	$ 913	24.16%	$ 693	27.22%	$ 955	25.54%	$ 1,232	22.24%
Real estate 1-4 family loans	351	45.82%	315	47.76%	174	46.00%	159	46.91%	257	49.92%
Real estate construction loans	108	8.85%	97	8.75%	319	5.93%	116	5.43%	61	2.87%
Commercial loans	346	11.18%	452	10.15%	592	11.92%	1,320	13.35%	609	13.96%
Consumer loans	114	8.90%	158	9.18%	176	8.93%	190	8.77%	212	11.01%
Balance End of Period	$ 1,950	100.00%	$ 1,935	100.00%	$ 1,954	100.00%	$ 2,740	100.00%	$ 2,371	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses. Non-accrual and impaired loans were $2,099,000 and $1,942,000 at December 31, 2007 and December 31, 2006, respectively. It is the Company’s policy to put loans on a non-accrual basis once they are past due 90 days or more unless they are well secured and in the process of collection.

At year end 2007, management was monitoring loans considered to be impaired (under Statement 114) totaling $1,501,000, of which $581,000 are on a non-accrual status. They are followed closely, and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Various forms of collateral are held as security on the loans.

Non-Performing Assets Summary

(In thousands)	2007	2006	2005	2004	2003

Non-accrual and impaired loans	$2,099	$1,942	$1,695	$2,189	$1,972
Restructured loans	-	-	-	-	-
OREO	-	85	200	-	-
Total non-performing assets	$2,099	$2,027	$1,895	$2,189	$1,972
Loans past due 90 days and accruing interest	$ 0	$ 0	$ 242	$ 51	$ 932

Other Real Estate Owned (OREO) balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Bank. The Bank regularly evaluates the carrying value of such assets and adjusts the balances as required. The Bank actively markets such properties to reduce potential losses and expenses related to carrying these assets. As of December 31, 2007, the Bank did not have any OREO properties.

Loan Charge-offs and Recoveries Summary

In 2007, recoveries exceeded charge-offs by $253,000, compared to $297,000 in 2006, as illustrated in the table below. The following table further summarizes the Company’s loan loss experience for the preceding five years:

Five-Year Loan Charge-offs and Recoveries Summary

	December 31,
(In thousands)
	2007	2006	2005	2004	2003
Balance at January 1,	$ 1,935	$ 1,954	$ 2,740	$ 2,371	$ 2,925
Charge-offs:
Commercial & Agricultural	10	21	872	23	754
Real Estate	16	52	377	292	45
Consumer	105	82	138	153	119
Total Charge-Offs	$ 131	$ 155	$ 1,387	$ 468	$ 918

Recoveries:
Commercial & Agricultural	$ 1	$ 371	$ 141	$ 33	$ 7
Real Estate	5	3	138	4	3
Consumer	378	78	114	97	104
Total Recoveries	$ 384	$ 452	$ 393	$ 134	$ 114
Net Charge-offs (Recoveries)	$ (253)	$ (297)	$ 994	$ 334	$ 804
Provision for loan losses	$ (238)	$ (316)	$ 208	$ 703	$ 250
Balance at December 31,	$ 1,950	$ 1,935	$ 1,954	$ 2,740	$ 2,371

Ratio of net charge-offs to average loans outstanding	(0.12%)	(0.14%)	0.50%	0.18%	0.48%

On December 10, 2007, the Bank entered into a settlement agreement with guarantors of a consumer loan that was charged off in November 1989. The agreement called for a cash settlement of $320,000. After recognizing this settlement as a recovery, management determined that the Allowance for Loan Losses was excessive based upon the normal calculations performed to determine the adequacy of the Allowance. The amount determined to be in excess was $238 thousand and it was reversed from the Allowance by crediting the Provision for Loan Losses.

Investments

The Company’s purchases and sales of investments are managed in conjunction with other uses of funds, liquidity provisions, and investment market conditions. The information provided below represents the consolidated view of the investment portfolios for both the Company and the Bank.

Investment Securities Portfolio

	December 31,
(In thousands)	2007	2006	2005

U.S. Treasury and other U.S. Government agencies and mortgage-backed securities	$29,844	$32,336	$28,122

State and political subdivisions	15,142	15,284	15,649
Other	3,466	3,458	3,483

Total	$48,452	$51,078	$47,254

Projected Maturities for Investment Securities Portfolio
	Within One Year		After One Year Within Five Years		After Five But Within Ten Years		After Ten Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. government agencies and mortgage-backed securities	$5,988	3.28%	$10,183	4.16%	$2,465	4.52%	$11,208	5.55%
State and political subdivisions	-	0.00%	7,638	5.04%	4,733	5.17%	2,771	6.00%
Other	2,003	3.46%	1,463	3.49%	-	0.00%	-	0.00%

Total	$7,991		$19,284		$7,198		$13,979

Mortgage backed securities in the amount of $13,464,000 are included in the above table based on expected weighted average maturities.

At December 31, 2007 and 2006, investment securities with a book value of $18,435,000 and $11,675,000, respectively, were pledged to collateralize public deposits and for other purposes.

All investment in debt securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and accretion of discounts. By carrying the investment portfolio as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

Deposits

Total average deposits increased $5.5 million or 2.3% in 2007. During 2007, average noninterest demand deposit balances increased $232 thousand for an average of $36.4 million during 2007 as compared to an average balance of $36.2 million for 2006. Management places an emphasis on increasing lower cost deposit account balances as a means of controlling the impact of higher short-term rates on the interest margin. Average interest-bearing deposit accounts and savings accounts increased $0.5 million for an average balance of $70.3 million for 2007 as compared to an average balance of $69.8 million for 2006; or an increase of 0.7%. Average time deposits for 2007 were $135.2 million, or an average balance increase of $4.7 million as compared to the average balance for 2006 of $130.5 million.

Average Deposits and Rates Paid
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)
Non-interest bearing demand deposits	$36,422		$36,190		$33,503
Interest bearing demand deposits	35,524	0.16%	36,923	0.16%	37,521	0.16%
Savings deposits	34,818	1.12%	32,853	0.66%	37,690	0.37%
Time deposits	135,212	4.46%	130,504	3.84%	128,338	3.09%

Total	$241,976	2.68%	$236,470	2.24%	$237,052	1.79%

The Company’s time deposits with balances of $100,000 or more totaled $53.0 million at December 31, 2007, and comprised 21.8% of the Company’s total deposits. These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturity Projection of Time Deposits over $100,000
(In thousands)
December 31, 2007
3 months or less	$ 14,864
Over 3 months through 12 months	25,113
Over 1 year through 3 years	5,691
Over 3 years	7,376
Total	$ 53,044

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

Outstanding Financial Instruments with Credit Risk

	December 31
	2007	2006
	(In thousands)
Commitments to extend credit	$ 30,917	$ 14,864
Standby letters of credit	1,539	25,113

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

As of December 31, 2007, approximately $86.3 million or 41% of the loan portfolio will mature or re-price within one year. Maturities and principal repayments from the investment securities portfolio that are expected within one year are approximately $19.4 million, or 40% of the investment portfolio. Expected liquidity of approximately $105.7 million from the loan and investment portfolios, within the next year, is scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand. Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds. During 2007, the Company was a seller of Federal funds in daily average amounts of $2.1 million.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. Federal funds lines of credit are maintained with four correspondent banks however the Company did not have any amount outstanding as of December 31, 2007. As of December 31, 2007, the Company has the following lines of credit available:

Federal Home Loan Bank of Atlanta	$32,890,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,259,000
Total Federal Funds Lines	$55,549,000

As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its clients’ credit needs.

Capital Resources

The Company’s principal source of capital is generated through retained earnings. In 2007, $1,810,000, or 53%, of earnings were retained and added to the capital of the Company.

Capital growth has historically benefited from a conservative dividend policy. In 2007 the dividend payout represented 47% of net income. The Company’s current Dividend Policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing four calendar quarters. The ratio of average equity to average assets was 12.63% in 2007, compared to 12.45% in 2006. Stockholders’ equity was $37,331,000 on December 31, 2007.

The Company’s Tier I Leverage ratio was 12.9%. The Tier I risk-based capital ratio for the Company was 19.0% on December 31, 2007 while the Tier II or total risk-based capital ratio was 19.9%. Both Tier I and total risk-based capital ratios at December 31, 2007 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,585,000 were declared in 2007 which represents a payout ratio of 47% compared to a payout ratio of 50% in 2006. It is anticipated that internally generated funds will cover any capital improvements in 2008. The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

The Board of Directors authorized a stock repurchase plan to begin on September 1, 2007. The plan is intended to provide additional liquidity in the trading of the Company’s stock and to provide the Company with opportunities to reduce the number of shares outstanding. (Additional information on the stock repurchase plan is discussed in Part II, Item 5, earlier in this report.)

Contractual Obligations as of December 31, 2007

The following table presents the Company’s contractual obligations and scheduled payments due at various intervals over the next five years and beyond:

Payments Due by Period

(in thousands)		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Short-term borrowings	$ 7,324	$ 7,324	$ -	$ -	$ -
Operating leases	62	48	14	-	-
Software Agreements	527	240	210	77	-
Total	$ 7,913	$ 7,612	$ 224	$ 77	$ -

Capital Expenditures

Capital expenditures were $419 thousand in 2007 compared to $1.5 million in 2006. The capital expenditures in 2007 were focused on planned building repairs and improvements such as handicap accessibility and a new roof for the Main Office facility, the planned renovation of two banking offices, the replacement of outdated security surveillance systems with digital systems, and the planned enhancement of certain computer workstations. The capital expenditures in 2006 were primarily due to the acquisition and renovation of the Bank’s eleventh banking office in South Hill, Virginia, as well as, remodeling costs for the banking office located at 1575 South Main Street in Blackstone, Virginia and acquisition costs for improvements and expansion of the Bank’s information technology infrastructure.

Capital expenditures are projected to be approximately $653 thousand in 2008, which includes the installation of a remote ATM, continued handicap accessibility at the Main Office and in certain banking offices, the implementation of branch capture technology, and complete the installation of the digital security surveillance systems in the remaining banking offices.

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

As of December 31, 2007, the Company’s earnings sensitivity analysis indicates that the Company remains asset sensitive for the first quarter of 2008 and the balance sheet becomes liability sensitive for the remainder of 2008. The ALCO adopted an interest rate forecast that called for a gradually declining short-term interest rates starting between the first and second quarters of 2008. Therefore, being asset sensitive in a steady rate environment would not impact net interest income and the balance sheet becomes liability sensitive at a time when rates are anticipated to decline. Being liability sensitive in a declining rate environment will have a positive impact on net interest income as rates decline. The Company’s asset/liability model analysis, as of December 31, 2007, indicates that the Company within the next 12 months will be asset sensitive for the first quarter and then become liability sensitive for at least the remainder of 2008. The Company’s balance sheet becomes asset sensitive after 12 months and up to 5 years.

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates, on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net interest income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The model simulation results presented below are based upon the instaneous increase or decrease (shock) of current interest rates. This method meets regulatory requirements. The Company’s management does recognize that rate shocks represent the most severe of interest rate change scenarios, and has viewed past modeling results using a “rate ramping” methodology that illustrates the effect of interest rate changes over a period of 12 months, rather than overnight. The model utilizes current market interest rates to measure against the Company’s portfolio rates for earning assets, deposits and other interest sensitive liabilities in order to compute the economic value of equity.

Summary Interest Rate Risk Measures

December 31
	2007	2006
Net Interest Income – 12-month simulation:
+200 basis point shock vs. current rates	+2.3%	+ 5.6%
- 200 basis point shock vs. current rates	- 5.1%	- 8.9%

Net Income – 12-month simulation:
+200 basis point shock vs. current rates	+ 5.0%	+13.0%
-200 basis point shock vs. current rates	- 11.5%	- 20.5%

Economic Value of Equity change:	($ in thousands)
Book Value of Equity at current rates	$ 37,331	$ 35,057
Market Value of Equity at current rates	$ 48,635	$ 52,954
+200 basis point shock vs. current rates	- 1.9%	- 2.2%
-200 basis point shock vs. current rates	- 4.7%	-5.1%
The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

INTEREST SENSITIVITY GAP ANALYSIS

	At December 31, 2007
	(In thousands)
	Within	91 to 365	1 to 2	2 to 5	Over 5	Total
	90 Days	Days	Years	Years	Years	Institution
Earning Assets
Securities, at fair value	$ 10,032	$ 9,418	$ 11,573	$ 11,132	$ 6,297	$ 48,452
Restricted securities	631	-	-	-	-	631
Federal funds sold	344	-	-	-	-	344
Interest-bearing deposits in banks	2,002	-	-	-	-	2,002
Loans, net of unearned income	55,697	30,568	65,359	42,430	17,276	211,330
Total earning assets	$ 68,706	$ 39,986	$ 76,932	$ 53,562	$ 23,573	$ 262,759

Interest-bearing Liabilities
NOW Accounts	$ 1,637	$ 3,110	$ 3,110	$ 9,330	$ 15,633	$ 32,820
Money market accounts	1,001	4,003	4,003	9,007	2,002	20,016
Savings accounts	811	1,541	1,541	4,623	7,706	16,222
Time deposits	26,658	67,566	19,036	23,177	-	136,437
Short term borrowings	7,324	-	-	-	-	7,324
Total interest-bearing liabilities	$ 37,431	$ 76,220	$ 27,690	$ 46,137	$ 25,341	$ 212,819

Cumulative interest sensitivity gap	$ 31,275	$(4,959)	$ 44,283	$51,708	$ 49,940
Cumulative GAP / total earning assets (%)	11.90%	(1.89)%	16.85%	19.68%	19.01%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm>
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31,
    2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records which accurately and fairly reflect, in reasonable detail, the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, will have inherent limitations, such as the possibility of unintentional human error or intentional circumvention of overriding control. Therefore, any system of internal control can provide only a reasonable assurance as to the effectiveness of the internal control over financial reporting. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Based on current requirements of the Securities and Exchange Commission, the Company’s system of internal control over financial reporting is not required to be audited by an independent registered public accounting firm until the year ending December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

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

21.1	Subsidiary of the Company (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

32.2	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

(b)	Exhibits - - See Item 15(a)(3) above.

(c)	Financial Statement Schedules - - See Item 15(a)(2) above.

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2007

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Certified Public Accountants

and Consultants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Citizens Bancorp of Virginia, Inc. and Subsidiary

Blackstone, VA

We have audited the consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Citizens Bancorp of Virginia and Subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 25, 2008

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2007 and 2006

Assets	2007	2006

Cash and due from banks	$ 11,769,175	$ 8,317,738
Interest-bearing deposits in banks	2,002,046	652,667
Federal funds sold	344,000	4,114,000
Securities available for sale, at fair market value	48,452,286	51,077,700
Restricted securities	630,600	632,300
Loans, net of allowance for loan losses of $1,949,731 in 2007
and $1,935,154 in 2006	209,380,672	198,234,190
Premises and equipment, net	7,761,568	8,033,034
Accrued interest receivable	1,856,584	1,820,235
Other assets	7,763,335	8,032,727

Total assets	$ 289,960,266	$ 280,914,591

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 37,512,214	$ 38,085,079
Interest-bearing	205,494,736	201,257,934
Total deposits	$ 243,006,950	$ 239,343,013
Short term borrowings	7,323,512	4,368,457
Accrued interest payable	1,540,268	1,373,640
Accrued expenses and other liabilities	758,998	772,176
Total liabilities	$ 252,629,728	$ 245,857,286

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ - -	$ - -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,434,550 in 2007 and 2,440,750 in 2006	1,217,275	1,220,375
Additional paid-in capital	- -	49,420
Retained earnings	36,416,195	34,653,959
Accumulated other comprehensive (loss), net	(302,932)	(866,449)
Total stockholders' equity	$ 37,330,538	$ 35,057,305

Total liabilities and stockholders' equity	$ 289,960,266	$ 280,914,591

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest and Dividend Income
Loans, including fees	$ 15,193,582	$ 14,063,457	$ 12,610,968
Investment securities:
Taxable	1,575,063	1,467,666	1,285,326
Tax-exempt	471,684	488,811	522,300
Dividends	33,633	43,863	20,575
Federal funds sold	108,738	124,500	159,451
Other	140,288	11,563	8,320
Total interest and dividend income	$ 17,522,988	$ 16,199,860	$ 14,606,940

Interest Expense
Deposits	$ 6,482,913	$ 5,290,645	$ 4,170,702
Short-term borrowings	209,524	197,909	66,688
Total interest expense	$ 6,692,437	$ 5,488,554	$ 4,237,390

Net interest income	$ 10,830,551	$ 10,711,306	$ 10,369,550
Provision for (recovery of) Loan Losses	(238,485)	(316,116)	208,000
Net interest income after provision for
(recovery) of loan losses	$ 11,069,036	$ 11,027,422	$ 10,161,550

Noninterest Income
Service charges on deposit accounts	$ 1,267,836	$ 1,241,456	$ 1,293,869
Gain on sale of investment fund	- -	40,016	- -
Net gain on sales of loans	91,949	106,339	58,486
Net gain (loss) on the sale of other real estate owned	15,000	76,790	(1,567)
Income from bank-owned life insurance	285,403	259,597	246,774
ATM fees	412,497	286,035	223,118
Other	333,616	295,877	255,563
Total noninterest income	$ 2,406,301	$ 2,306,110	$ 2,076,243

Noninterest Expenses
Salaries and employee benefits	$ 5,046,924	$ 4,864,907	$ 4,553,107
Occupancy	554,460	554,029	436,162
Equipment	689,463	755,907	810,273
Other	2,422,635	2,475,222	2,275,328
Total noninterest expenses	$ 8,713,482	$ 8,650,065	$ 8,074,870

Income before income taxes	$ 4,761,855	$ 4,683,467	$ 4,162,923

Provision for income taxes	1,366,621	1,316,609	1,060,344

Net income	$ 3,395,234	$ 3,366,858	$ 3,102,579
Earnings Per Share, basic and diluted	$ 1.39	$ 1.38	$ 1.27

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2004	$ 1,220,375	$ 49,420	$ 31,357,497	$ (174,163)		$ 32,453,129
Comprehensive income:
Net income	- -	- -	3,102,579	- -	$ 3,102,579	3,102,579
Other comprehensive (loss), net of taxes
Unrealized (losses) on securities available
for sale, net of tax of $313,082	- -	- -	- -	(607,748)	(607,748)	(607,748)
Total comprehensive income	- -	- -	- -	- -	$ 2,494,831	- -
Cash dividends declared ($.61 per share)	- -	- -	(1,488,853)	- -		(1,488,853)
Balance at December 31, 2005	$ 1,220,375	$ 49,420	$ 32,971,223	$ (781,911)		$ 33,459,107
Comprehensive income:
Net income	- -	- -	3,366,858	- -	$ 3,366,858	3,366,858
Other comprehensive income net of taxes
Unrealized gains on securities available
for sale, net of tax of ($129,017)	- -	- -	- -	250,443	$ 250,443	250,443
Total comprehensive income	- -	- -	- -	- -	$ 3,617,301	- -
Adjustment to initially apply FASB Statement
No. 158, in regard to pension plan,
net of tax ($172,565)	- -	- -	- -	(334,981)		(334,981)
Cash dividends declared ($.69 per share)	- -	- -	(1,684,122)	- -		(1,684,122)
Balance at December 31, 2006	$ 1,220,375	$ 49,420	$ 34,653,959	$ (866,449)		$ 35,057,305
Comprehensive income:
Net income	- -	- -	3,395,234	- -	$ 3,395,234	3,395,234
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes of ($236,204)	- -	- -	- -	458,514	458,514	458,514
Change in unfunded pension liability, net
of tax (54,092)	- -	- -	- -	105,003	105,003	105,003
Total other comprehensive income	- -	- -	- -	- -	$ 563,517	- -
Total comprehensive income	- -	- -	- -	- -	$ 3,958,751	- -
Shares repurchased	(3,100)	(49,420)	(47,644)	- -		(100,164)
Cash dividends declared ($.65 per share)	- -	- -	(1,585,354)	- -		(1,585,354)
Balance at December 31, 2007	$ 1,217,275	$ - -	$ 36,416,195	$ (302,932)		$ 37,330,538

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 3,395,234	$ 3,366,858	$ 3,102,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	690,196	648,791	742,517
Provision for (recovery of) loan losses	(238,485)	(316,116)	208,000
Gain on sale of investment fund	- -	(40,016)	- -
Net gain on sales of loans	(91,949)	(106,339)	(58,486)
Origination of loans held for sale	(7,545,800)	(8,863,700)	(4,895,100)
Proceeds from sales of loans	7,637,749	8,970,039	4,953,586
Net (gain) loss on sale of other real estate owned	(15,000)	(76,790)	1,567
Net amortization of securities	56,303	60,504	98,554
Deferred tax expense	44,386	90,461	189,763
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(36,349)	(114,319)	(197,123)
(Increase) decrease in other assets	(150,290)	376,914	(308,332)
Increase in accrued interest payable	166,628	499,150	199,610
Increase (decrease) in accrued expenses
and other liabilities	145,917	(665,438)	2,601
Net cash provided by operating activities	$ 4,058,540	$ 3,829,999	$ 4,039,736

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 1,000,000	$ - -	$ 808,000
Maturities and prepayments	8,818,863	5,915,295	1,226,578
Purchases	(6,555,034)	(9,420,201)	(3,943,743)
Redemption (purchase) of restricted securities	1,700	51,300	(52,400)
Net (increase) decrease in loans	(10,907,997)	493,711	(3,400,833)
Purchases of land, premises and equipment	(418,730)	(1,507,364)	(490,426)
Proceeds from sale of other real estate owned	100,000	276,790	77,331
Net cash (used in) investing activities	$ (7,961,198)	$ (4,190,469)	$ (5,775,493)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$ 3,663,937	$ 6,066,351	$ (12,422,131)
Net increase (decrease) in short-term borrowings	2,955,055	(167,619)	3,272,069
Dividends paid	(1,585,354)	(1,684,122)	(1,464,446)
Repurchase of common stock	(100,164)	- -	- -
Net cash provided by (used in) financing activities	$ 4,933,474	$ 4,214,610	$ (10,614,508)

Net increase (decrease) in cash and cash equivalents	$ 1,030,816	$ 3,854,140	$ (12,350,265)

Cash and Cash Equivalents
Beginning of year	13,084,405	9,230,265	21,580,530

End of year	$ 14,115,221	$ 13,084,405	$ 9,230,265

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 6,525,809	$ 4,989,404	$ 4,037,780

Income taxes	$ 1,082,732	$ 1,445,000	$ 822,044

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$ - -	$ 85,000	$ 278,898

Unrealized gains (losses) on securities available for sale	$ 694,718	$ 379,460	$ (920,830)

Minimum pension liability adjustment	$ 159,095	$ (507,546)	$ - -

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Virginia counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights and Mecklenburg county. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets range from 3 to 39 years. Major improvements are capitalized while maintenance and repairs are charged to expense as incurred.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value less cost to sell at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had no foreclosed assets at December 31, 2007 and $85,000 in foreclosed assets at December 31, 2006.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Defined Benefit Pension Plan

The Company provides a noncontributory pension plan covering substantially all of the Company’s employees who are eligible as to age and length of service. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments are reported as a separate component in the equity section of the balance sheet, as components of accumulated other comprehensive income. At December 31, 2006, the Company implemented FASB No. 158, requiring the recognition of the under-funded status of a company’s defined benefit pension plan as a component of accumulated other comprehensive income, net of income taxes.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding. The Company has no dilutive or potentially dilutive common stock

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

equivalents. For the years ending December 31, 2007, 2006 and 2005, the weighted-average common shares outstanding were 2,439,505, 2,440,750 and 2,440,750, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company is evaluating the effect that EITF 06-10 will have on its consolidated financial statements when implemented.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 16,431,344	$ 1,159	$ (52,581)	$ 16,379,922
State and municipal	15,114,081	74,943	(46,562)	15,142,462
Mortgage-backed	13,513,415	60,968	(110,240)	13,464,143
Corporate	3,503,982	- -	(38,223)	3,465,759
	$ 48,562,822	$ 137,070	$ (247,606)	$ 48,452,286

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 21,876,617	$ 77	$ (525,241)	$ 21,351,453
State and municipal	15,353,328	66,433	(136,104)	15,283,657
Mortgage-backed	11,087,604	22,439	(125,152)	10,984,891
Corporate	3,565,404	- -	(107,705)	3,457,699
	$ 51,882,953	$ 88,949	$ (894,202)	$ 51,077,700

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2007 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Amortized	Fair
	Cost	Value

Maturing within one year	$ 8,025,847	$ 7,987,805
Maturing after one year through five years	17,525,715	17,507,712
Maturing after five years through ten years	5,717,974	5,725,369
Maturing after ten years	3,779,871	3,767,257
Mortgage-backed securities	13,513,415	13,464,143
	$ 48,562,822	$ 48,452,286

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2007	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ - -	$ - -	$ 12,950	$ (53)
State and municipal	2,024	(11)	3,266	(36)
Mortgage-backed	4,470	(55)	4,164	(55)
Corporate	- -	- -	3,466	(38)
Total temporarily
impaired securities	$ 6,494	$ (66)	$ 23,846	$ (182)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2006	Value	(Loss)	Value	(Loss)
	(In Thousands)
U.S. Government
and federal agency	$ 1,693	$ (1)	$ 18,908	$ (524)
State and municipal	773	- -	6,818	(136)
Mortgage-backed	4,189	(14)	4,395	(111)
Corporate	- -	- -	3,458	(108)
Total temporarily
impaired securities	$ 6,655	$ (15)	$ 33,579	$ (879)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The unrealized losses in the investment portfolio as of December 31, 2007 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 48 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Securities having carrying values of $18,434,955 and $11,674,871 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required by law.

For the year ended December 31, 2007, proceeds from the sales and calls of securities amounted to $1,000,000. For the year ended December 31, 2005 proceeds from sales and calls of securities amounted to $808,000. There were no sales or calls in 2006. There were no gross realized gains or losses for the years ended December 31, 2007, 2006, and 2005.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.	Loans

A summary of the balances of loans follows:

	December 31,
	2007	2006
	(In Thousands)
Mortgage loan on real estate:
Commercial	$ 53,362	$ 48,358
Residential 1-4 family	96,831	95,601
Construction	18,697	17,510
Commercial	23,643	20,324
Consumer Installment	18,798	18,376
Total loans	$ 211,331	$ 200,169
Less: allowance for loan losses	1,950	1,935
Loans, net	$ 209,381	$ 198,234

Note 4.	Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Balance, beginning	$ 1,935	$ 1,954	$ 2,740
Provision for (Recovery of) loan losses	(238)	(316)	208
Loans charged off	(131)	(155)	(1,387)
Recoveries of loans previously
charged off	384	452	393
Balance, ending	$ 1,950	$ 1,935	$ 1,954

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of information pertaining to impaired loans follows:

Years Ended December 31,
	2007	2006	2005
(In Thousands)

Impaired loans with
a valuation allowance	$ 1,319	$ 1,906	$ 1,366
Impaired loans without
a valuation allowance	182	- -	- -
Total impaired loans	$ 1,501	$ 1,906	$ 1,366

Valuation allowance related
impaired loans	$ 305	$ 348	$ 306

Average investment in
impaired loans	$ 1,442	$ 2,200	$ 1,421

Interest income recognized	$ 79	$ 91	$ - -

Nonaccrual loans excluded from the impairment disclosure above under SFAS No. 114 totaled $598,268, $35,862, and $329,041 at December 31, 2007, 2006 and 2005, respectively. Income on nonaccrual and impaired loans under the original terms would have been approximately $152,993, $198,073, and $145,418 for 2007, 2006 and 2005, respectively.

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2007	2006
	(In Thousands)

Land	$ 1,753	$ 1,753
Buildings	7,517	7,249
Furniture, fixtures and equipment	4,313	3,986
Construction in progress	- -	201
	$ 13,583	$ 13,189
Accumulated depreciation	(5,821)	(5,156)
	$ 7,762	$ 8,033

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 totaled $690,196, $648,791, and $742,517, respectively.

All branch locations are owned by the bank except the Chesterfield branch and the Midlothian loan production office. The Chesterfield branch is under a lease agreement for five years renewable for five additional terms of five years each. The original lease term is scheduled to end April 30, 2009. The Midlothian office is under a lease agreement for one year renewable for additional terms of one year each. The lease term is scheduled to end September 30, 2008. Both leases are classified as operating leases. Pursuant to the terms of lease agreements pertaining to bank premises, future minimum rent commitments are as follows:

2008	47,696
2009	14,393
$ 62,089

Note 6.	Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 were $53,043,695 and $47,638,970, respectively.

At December 31, 2007, the scheduled maturities of time deposits are as follows:

(In thousands)

2008	$ 94,611
2009	18,887
2010	5,948
2011	8,955
2012	8,036
$ 136,437

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $239,454 and $96,135, respectively.

Note 7.	Short Term Borrowings

Short term borrowings include customer deposit balances that are invested overnight into an investment sweeps product. The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however, the Company pledges U.S. government securities for the balances held in these accounts.

The Company also has available lines of credit with several correspondent banks totaling $55,548,898. No amounts were drawn at December 31, 2007 or 2006.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2007	2006	2005

Current tax expense	$ 1,322,235	$ 1,226,148	$ 870,581
Deferred tax expense	44,386	90,461	189,763
	$ 1,366,621	$ 1,316,609	$ 1,060,344

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Computed “expected” tax expense	$ 1,619,031	$ 1,592,379	$ 1,415,394
Tax-exempt income	(252,631)	(259,285)	(286,158)
Other, net	221	(16,485)	(68,892)
	$ 1,366,621	$ 1,316,609	$ 1,060,344

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 221,973	$ 303,058
Nonaccrual loan interest	36,924	53,916
Intangible assets	16,012	5,891
Accrued pension	26,916	75,683
Net unrealized loss on
securities available for sale	37,582	273,786
Deferred tax assets	$ 339,407	$ 712,334

Deferred tax liabilities:
Deferred loan fees	$ 162,350	$ 150,425
Depreciation	126,417	178,444
Prepaid pension	-	-
Discount accretion on securities	14,061	12,203
Deferred tax liabilities	$ 302,828	$ 341,072
Net deferred tax assets	$ 36,579	$ 371,262

Note 9.	Employee Benefit Plans

The Company offers a number of benefit plans to its employees. Among them are a 401(k) plan and a defined benefit plan, which are described below:

401(k) Plan

The Company offers a 401(k) plan for the benefit of all employees who have attained the age of 18 and completed three months of continuous service. The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the Company to make discretionary contributions to the plan in such amounts as the Board of Directors may determine to be appropriate. The Company presently makes matching contributions equal to 50% of the first six percent of an employee’s compensation contributed to the plan. Contributions made to the plan by the Company for the years ended December 31, 2007, 2006, and 2005, were $70,028, $66,875, and $60,810, respectively.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering all employees who meet eligibility requirements. To be eligible, an employee must be 20.5 years of age and have completed six months of eligibility service. The plan provides benefits based on the participant’s years of service and five year average final compensation. At a minimum, our funding policy is to make annual contributions as permitted or required by regulations. For the twelve months ended December 31, 2007, the Company made cash contributions totaling $224,155. The bank made a one-time additional cash contribution of $250,000 to the plan in 2006. Contributions for the twelve months ended December 31, 2006 and 2005 were $489,819 and $259,714, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Additional information regarding the Company’s pension benefits plan is presented below in accordance with SFAS 158 for 2007 and 2006. Previous year information for 2005 is presented in accordance with the previous FASB Statements. The measurement date used for the pension disclosure is September 30 for all years presented.

	2007	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning	$ 3,780,265	$ 3,431,501	$ 2,926,291
Service cost	307,566	297,905	270,118
Interest cost	225,920	205,196	182,171
Actuarial (gain) loss	(123,757)	(60,027)	110,172
Benefits paid	(404,498)	(94,310)	(57,251)
Benefit obligation, ending	$ 3,785,496	$ 3,780,265	$ 3,431,501

Change in Plan Assets
Fair value of plan assets, beginning	$ 3,557,670	$ 2,950,097	$ 2,481,408
Actual return on plan assets	329,005	212,064	266,226
Employer contributions	224,155	489,819	259,714
Benefits paid	(404,498)	(94,310)	(57,251)
Fair value of plan assets, ending	$ 3,706,332	$ 3,557,670	$ 2,950,097

Funded Status at the end of year	$ (79,164)	$ (222,595)	$ (481,404)

Funded Status
Unrecognized net actuarial loss	N/A	N/A	$ 2,184,160
Unrecognized prior service cost	N/A	N/A	$ (1,647,910)
(Accrued)/prepaid benefit cost recognized in the consolidated balance sheets	$ (79,164)	$ (222,595)	$ 54,846

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$ - -	$ - -	$ 54,846
Accrued benefit liability	$ (79,164)	$ (222,595)	N/A

Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net actuarial loss	$ 1,802,489	$ 2,058,520	N/A
Prior service cost	$ (1,454,038)	$ (1,550,974)	N/A
Deferred taxes	$ (118,473)	$ (172,565)
Net amount recognized	$ 229,978	$ 334,981	N/A

The accumulated benefit obligation for the defined benefit pension plan was $3,067,402, $3,210,155 and $2,982,863 at December 31, 2007, 2006 and 2005, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2007	2006	2005
Components of Net Periodic Benefit Cost

Service cost	$ 307,566	$ 297,905	$ 270,118
Interest cost	225,920	205,196	182,171
Expected return on plan assets	(280,756)	(234,118)	(196,097)
Amortization of prior service cost	(96,936)	(96,936)	(96,936)
Recognized net actuarial (gain)/loss	84,025	87,667	92,574
Net periodic benefit cost	$ 239,819	$ 259,714	$ 251,830

Other Changes in Plan Assets and Benefit Obligations
Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial (gain)/ loss	$ (256,031)	$ 2,058,520	N/A
Prior service cost	- -	(1,550,974)	N/A
Amortization of prior service cost	96,936	- -	N/A
Total recognized in accumulated other comprehensive loss	$ (159,095)	$ 507,546	N/A

Total Recognized in Net Pension Benefit Cost and Accumulated Other Comprehensive Loss	$ 80,724	$ 767,260	$ 251,830

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2007	2006	2005

Discount rate	6.25%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2007	2006	2005

Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

given to recent experience that may not continue over the measurement period with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) are typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2007 and 2006, by asset category are as follows:

	Plan Assets at September 30,
	2007	2006
Asset Category
Mutual funds - fixed income	46%	40%
Mutual funds - equity	49%	47%
Other	5%	13%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return with a targeted asset allocation of 50% fixed income and 50% equities. The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $250,000 to its pension plan in 2008.

Estimated future benefit payments, which reflect expected future service as appropriate, are as follows:

2008	$ 30,894
2009	45,279
2010	50,283
2011	95,222
2012	97,627
2013-2017	724,787
$ 1,044,092

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 10.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $2,029,000 and $387,000 at December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, total principal additions were $1,816,000 and total principal payments and charges were $174,000. For the year ended December 31, 2007, total deposits for principal officers and directors and their affiliates amounted to $4,158,000.00.

Note 11.	Other Expenses

The principal components of other expenses in the statements of income are:

	2007	2006	2005

Accounting and Audit fees	$ 168,755	$ 193,600	$ 159,731
ATM expense	248,930	178,974	144,861
Bank franchise tax	207,224	198,004	192,641
Consulting fees	10,138	17,832	49,246
Directors fees	118,150	115,175	124,000
Data processing services	227,728	182,907	176,260
Internet banking expense	117,609	103,930	71,871
Legal fees	31,937	41,264	99,966
Marketing	105,157	119,347	116,070
Software	136,770	146,469	129,293
Stationery and supplies	167,961	183,020	178,645
Telephone	92,749	108,761	116,349
Other (includes no items
in excess of 1% of total
revenues)	789,527	885,939	716,395
	$ 2,422,635	$ 2,475,222	$ 2,275,328

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.	Off-Balance Sheet Activities

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
	(In Thousands)

Commitments to extend credit	$ 30,917	$ 39,240
Standby letters of credit	1,539	977

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

Note 13.	Restrictions on Cash and Due From Banks

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2007, the aggregate amount of daily average required reserves was approximately $193,000. The Bank is also required to maintain certain required reserve balances with a correspondent bank.

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

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $6,392,910 at December 31, 2007.

Note 15.	Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2007, retained earnings of approximately $5,664,489 were available for the payment of dividends without prior regulatory approval.

Note 16.	Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the table below:

Minimum
To Be Well
Capitalized Under
		Minimum Capital		Prompt Corrective
Actual		Requirement		Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Amount in Thousands)

As of December 31, 2007:

Total Capital to Risk

Weighted Assets

Consolidated	$39,587	19.9%	$15,886	8.0%	N/A
Bank	$32,248	16.4%	$15,753	8.0%	$19,691	10.0%

Tier 1 Capital to Risk

Weighted Assets

Consolidated	$37,637	19.0%	$7,943	4.0%	N/A
Bank	$30,298	15.4%	$7,876	4.0%	$11,815	6.0%

Tier 1 Capital to

Average Assets

Consolidated	$37,637	12.9%	$11,649	4.0%	N/A
Bank	$30,298	10.6%	$11,392	4.0%	$14,240	5.0%

As of December 31, 2006:

Total Capital to Risk

Weighted Assets

Consolidated	$37,188	20.2%	$14,738	8.0%	N/A
Bank	$30,287	16.5%	$14,648	8.0%	$18,310	10.0%

Tier 1 Capital to Risk

Weighted Assets

Consolidated	$35,253	19.1%	$7,369	4.0%	N/A
Bank	$28,352	15.5%	$7,324	4.0%	$10,986	6.0%

Tier 1 Capital to

Average Assets

Consolidated	$35,253	12.6%	$11,206	4.0%	N/A
Bank	$28,352	10.4%	$10,961	4.0%	$13,701	5.0%

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.	Fair Value of Financial Instruments and Interest Rate Risk

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2007 and 2006, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in Thousands)
Financial assets:
Cash and cash equivalents	$ 14,115	$ 14,115	$ 13,084	$ 13,084
Securities available for sale	48,452	48,452	51,078	51,078
Restricted securities	631	631	632	632
Loans, net	209,831	207,362	198,234	198,004
Accrued interest receivable	1,857	1,857	1,820	1,820

Financial liabilities:
Deposits	$ 243,007	$ 241,104	$ 239,343	$ 238,223
Short term borrowings	$ 7,324	$ 7,324	$ 4,368	$ 4,368
Accrued interest payable	1,540	1,540	1,374	1,374

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

Note 18.	Condensed Parent Company Financial Statements

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Parent Company Financials

Balance Sheets (Condensed)
December 31, 2007 and 2006

Assets	2007	2006

Cash	$ 1,091,737	$ 2,068,590
Investment in subsidiary	30,018,457	27,538,565
Securities available for sale at fair market value	6,492,499	5,893,776
Other assets	174,083	138,261

Total assets	$37,776,776	$35,639,192

Liabilities and Stockholders' Equity

Other liabilities	$ 446,238	$ 581,887

Stockholders' equity	37,330,538	35,057,305

Total liabilities and stockholders' equity	$37,776,776	$35,639,192

Statements of Income (Condensed)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Dividends from subsidiary	$ 1,500,000	$ 1,500,000	$ 1,500,000
Interest income on investments	213,892	188,261	165,317
Total Interest Income	1,713,892	1,688,261	1,665,317

Noninterest income	- -	40,016	- -

Total income	$ 1,713,892	$ 1,728,277	$ 1,665,317

Noninterest expense - other	$ 326,941	$ 338,854	$ 460,421

Income before income taxes	$ 1,386,951	$ 1,389,423	$ 1,204,896
Allocated income tax benefit	61,598	52,474	104,840
Income before equity in undistributed
earnings of subsidiary	$ 1,448,549	$ 1,441,897	$ 1,309,736

Equity in undistributed earnings of subsidiary	1,946,685	1,924,961	1,792,843
Net income	$ 3,395,234	$ 3,366,858	$ 3,102,579

Condensed Parent Company Financials Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 3,395,234	$ 3,366,858	$ 3,102,579
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,946,685)	(1,924,961)	(1,792,843)
Gain on sale of investment fund	- -	(40,016)	- -
Net accretion of securities	(1,018)	(1,894)	- -
Changes in other assets and liabilities:
(Increase) decrease in other assets	(48,826)	334,158	460,898
Increase (decrease) in other liabilities	(135,649)	157,187	(71,316)
Net cash provided by operating activities	$ 1,263,056	$ 1,891,332	$ 1,699,318

Cash Flows from Investing Activities
Purchases of securities	$ (1,847,347)	$ (1,267,632)	$ - -
Calls and prepayments of securities	1,292,956	137,736	208,303
Net cash provided by (used in) investing activities	$ (554,391)	$ (1,129,896)	$ 208,303

Cash Flows from Financing Activities
Repurchase of common stock	$ (100,164)	$ - -	$ - -
Dividends paid	(1,585,354)	(1,684,122)	(1,464,446)
Net cash (used in) financing activities	$ (1,685,518)	$ (1,684,122)	$ (1,464,446)

Net increase (decrease) in cash and cash equivalents	$ (976,853)	$ (922,686)	$ 443,175

Cash and Cash Equivalents
Beginning of year	2,068,590	2,991,276	2,548,101

End of year	$ 1,091,737	$ 2,068,590	$ 2,991,276

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

/s/Joseph D. Borgerding
Date: March 25, 2008	By:	Joseph D. Borgerding.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Joseph D. Borgerding	President and Chief Executive Officer	March 25, 2008
Joseph D. Borgerding	and Director (principal executive officer)
/s/Ronald E. Baron	Senior Vice President and	March 25, 2008
Ronald E. Baron	Chief Financial Officer (principal financial and accounting officer)
/s/Irving J. Arnold	Director	March 25, 2008
Irving J. Arnold
/s/Frank P. Beale	Director	March 25, 2008
Frank P. Beale
/s/William D. Coleburn	Director	March 25, 2008
William D. Coleburn
/s/Roy C. Jenkins, Jr.	Director	March 25, 2008
Roy C. Jenkins, Jr.
/s/Joseph F. Morrissette	Director	March 25, 2008
Joseph F. Morrissette
/s/E. Walter Newman	Director	March 25, 2008
E. Walter Newman

/s/JoAnne Scott Webb	Director	March 25, 2008
JoAnne Scott Webb
/s/Samuel H. West	Director	March 25, 2008
Samuel H. West
/s/Jerome A. Wilson, III	Director	March 25, 2008
Jerome A. Wilson, III

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended Bylaws of the Company, restated in electronic format as of June 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2006).

10.1	Management Continuity Agreement dated as of May 2, 2005 between the Company and Ronald E. Baron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 13, 2005).

10.2	Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed April 5, 2006).

10.3

Amendment to Management Continuity Agreement between the Company and Joseph D. Borgerding, dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 14, 2006).

21.1	Subsidiary of the Company (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

32.2	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).