Form 10-Q
period 2008-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2008-05-15
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,424,335 shares of Common Stock as of May 9, 2008.

FORM 10-Q

For the Period Ended March 31, 2008

Part I. Financial Information

Item 1.            Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)

Cash and due from banks	$11,808	$11,769
Interest-bearing deposits in banks	5,425	2,002
Federal funds sold	403	344
Securities available for sale, at fair market value	48,008	48,452
Restricted securities	831	631
Loans, net of allowance for loan losses of $1,961
and $1,950	208,530	209,381
Premises and equipment, net	7,626	7,762
Accrued interest receivable	1,685	1,856
Other assets	7,915	7,763

Total assets	$292,231	$289,960

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$37,580	$37,512
Interest-bearing	201,194	205,495
Total deposits	$238,774	$243,007
Other borrowings	12,788	7,324
Accrued interest payable	1,589	1,540
Accrued expenses and other liabilities	1,372	759
Total liabilities	$254,523	$252,630

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,425,835 in 2008 and	1,213	1,217
2,434,550 in 2007
Retained earnings	36,615	36,416
Accumulated other comprehensive loss	(120)	(303)
Total stockholders' equity	$37,708	$37,330

Total liabilities and stockholders' equity	$292,231	$289,960

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Interest and Dividend Income
Loans, including fees	$3,725	$3,632
Investment securities:
Taxable	401	400
Tax-exempt	124	119
Dividends	9	9
Federal Funds sold	3	35
Other	25	5
Total interest and dividend income	$4,287	$4,200

Interest Expense
Deposits	$1,636	$1,515
Other borrowings	53	46
Total interest expense	$1,689	$1,561

Net interest income	$2,598	$2,639

Provision for loan losses	10	-

Net interest income after provision
for loan losses	$2,588	$2,639

Noninterest Income
Service charges on deposit accounts	$334	$283
Net gain on sales of loans	32	36
Income from bank owned life insurance	72	64
ATM fee income	119	90
Other	80	67
Total noninterest income	$637	$540

Noninterest Expense
Salaries and employee benefits	1,306	1,216
Net occupancy expense	138	127
Equipment expense	148	164
Other	551	538
Total noninterest expense	$2,143	$2,045

Income before income taxes	1,082	1,134

Income taxes	303	325

Net income	$779	$809
Earnings per share, basic & diluted	$0.32	$0.33

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2008 and 2007

				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2006	$1,220	$49	$34,654	$(866)		$35,057
Comprehensive income:
Net income	-	-	809	-	$809	809
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	-	51	51	51
Total comprehensive income	-	-	-	-	$860	-
Cash dividends declared ($0.16 per share)	-	-	(390)	-		(390)
Balance at March 31, 2007	$1,220	$49	$35,073	$(815)		$35,527

Balance at December 31, 2007	$1,217	$-	$36,416	$(303)		$37,330
Comprehensive income:
Net income	-	-	779	-	$779	779
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	-	183	183	183
Total comprehensive income	-	-	-	-	$962	-
Effects of changing the pension plan
measurement date pursuant to FASB
statement No. 158, net of tax	-	-	(38)	-		(38)
Shares repurchased	(4)	-	(130)	-		(134)
Cash dividends declared ($0.17 per share)	-	-	(412)	-		(412)
Balance at March 31, 2008	$1,213	$-	$36,615	$(120)		$37,708

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Three Months Ended
(Unaudited)	March 31,
	2008	2007
Cash Flows from Operating Activities
Net Income	$779	$809
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	149	162
Provision for (recovery of) loan losses	10	-
Net (gain) on sales of loans	(32)	(36)
Origination of loans held for sale	(2,011)	(2,970)
Proceeds from sales of loans	2,043	3,006
Net amortization of securities	8	23
Changes in assets and liabilities:
Decrease in accrued interest receivable	171	170
(Increase) in other assets	(166)	(12)
Increase in accrued interest payable	49	103
Increase in accrued expenses and other liabilities	497	449
Net cash provided by operating activities	$1,497	$1,704
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls	$5,429	$-
Maturities and prepayments	2,898	3,264
Purchases	(7,614)	-
(Purchase) redemption of restricted securities	(200)	1
Net decrease (increase) in loans	841	(3,733)
Purchases of land, premises and equipment	(13)	(136)
Net cash used in investing activities	$1,341	$(604)
Cash Flows from Financing Activities
Net (decrease) in deposits	$(4,233)	$(646)
Net increase in other borrowings	5,464	579
Repurchase of common stock	(134)	-
Dividends paid	(414)	(512)
Net cash provided by financing activities	$683	$(579)
Net increase in cash and cash equivalents	$3,521	$521
Cash and Cash Equivalents
Beginning of period	$14,115	$13,084
End of period	$17,636	$13,605
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,640	$1,458
Income Taxes	$11	$-
Supplemental Disclosures of Noncash Investing and
Financing Activities
Unrealized gains on securities available for sale	$277	$77

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, the Consolidated Statements of Income for the three months ended March 31, 2008 and March 31, 2007, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2008 and 2007, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of March 31, 2008 the Bank employed 116 full and part-time employees, which resulted in 115 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Securities available for sale are summarized below.

	March 31, 2008
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$9,393	$39	$-	$9,432
State and municipal	16,737	209	(42)	16,904
Mortgage-backed	18,224	189	(162)	18,251
Corporate	3,488	9	(76)	3,421
	$47,842	$446	$(280)	$48,008

	December 31, 2007
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$16,432	$1	$(53)	$16,380
State and municipal	15,114	75	(47)	15,142
Mortgage-backed	13,513	61	(110)	13,464
Corporate	3,504	-	(38)	3,466
	$48,563	$137	$(248)	$48,452

Information pertaining to securities with gross unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
March 31, 2008	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$-	$-
State and municipal	2,906	(42)	-	-
Mortgage-backed	3,407	(123)	804	(39)
Corporate	-	-	1,431	(76)
Total temporarily
impaired securities	$6,313	$(165)	$2,235	$(115)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$12,950	$(53)
State and municipal	2,024	(11)	3,266	(36)
Mortgage-backed	4,470	(55)	4,164	(55)
Corporate	-	-	3,466	(38)
Total temporarily
impaired securities	$6,494	$(66)	$23,846	$(182)

The unrealized losses in the investment portfolio as of March 31, 2008 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 20 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. The unrealized losses are deemed to be temporary declines, since Management has the ability and intent to hold debt securities for the foreseeable future.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	March 31,	December 31,
	2008	2007
Real estate loans:
Commercial	$54,566	$53,362
Residential 1-4 family	96,350	96,831
Construction	17,757	18,697
Total real estate loans	$168,673	$168,890

Commercial loans	23,892	23,643
Consumer loans	17,926	18,798
Total loans	$210,491	$211,331

Less: allowance for loan losses	1,961	1,950
Loans, net	$208,530	$209,381

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Three Months
	Ended	Year Ended
(Dollars in thousands)	March 31,	December 31,
	2008	2007
Balance, beginning	$1,950	$1,935
Provision for (Recovery of) loan losses	10	(238)
Loans charged off	(13)	(131)
Recoveries of loans previously charged off	14	384
Balance, ending	$1,961	$1,950

The following is a summary of impaired loans:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Impaired loans with a valuation allowance	$1,662	$1,319
Impaired loans without a valuation allowance	149	182
Total impaired loans	$1,811	$1,501

Valuation allowance related to impaired loans	$333	$305

Average Investment in impaired loans	$1,834	$1,442

Non-accrual loans excluded from the impairment disclosure above under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 114”), totaled $588 thousand and $598 thousand at March 31, 2008 and December 31, 2007, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $57 thousand and $47 thousand for the three months ended March 31, 2008 and March 31, 2007, respectively. The Company had $3 thousand in loans that were ninety days or more past due and still accruing at March 31, 2008. There were no loans ninety days or more past due and still accruing at December 31, 2007.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,428,362 shares for the three months ended March 31, 2008 and 2,440,750 for the three months ended March 31, 2007. The Company has no potential common stock.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2008 and March 31, 2007 were as follows:

	Pension Benefits
(Dollars in thousands)	2008	2007

Service cost	$82	$77
Interest Cost	59	56

Expected return on plan assets	(77)	(70)

Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	18	21
Net periodic benefit cost	$58	$60

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the plan year in which it makes pension plan contributions.  The Company made its required 2008 fiscal year contribution to the pension plan in December 2007 in the amount of $224,000. The Company anticipates making the 2009 contribution by December 31, 2008. The Company estimates this contribution to be approximately $250,000.

Note 7.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Note 8.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which the amount may be material to the Consolidated Financial Statements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $292.2 million at March 31, 2008 compared to $290.0 million at December 31, 2007, representing an increase of $2.2 million or 0.77%. Total net loans at March 31, 2008 were $208.5 million, a decrease of $831 thousand from the December 31, 2007 amount of $209.4 million. The pace of loan origination activity for the first three months of 2008, when compared to the same period in 2007, declined due to the overall slowing economy. For the first quarter of 2008, loans originated totaled $16.9 million, which is $3.3 million less than the same period for 2007. The first quarter 2008 results are, however, $3.5 million greater than the $13.4 million in loans originated in the fourth quarter of 2007. Management recognizes that while new loan origination opportunities exist in a slower economic environment, it would be imprudent to compromise loan pricing and/or underwriting standards simply to attain loan volume targets. Net loans as a percent of total assets were 71.4% at March 31, 2008, a decrease of .80% from December 31, 2007. Investment securities increased to $48.0 million at March 31, 2008, or 16.4% of total assets, which is a decrease of $444 thousand from $48.5 million at December 31, 2007. Interest bearing deposits in other banks increased by $3.4 million due to our investment in short-term certificates of depost. Federal funds sold increased $59 thousand from $344 thousand at December 31, 2007 to $403 thousand at March 31, 2008. The Company’s liquidity as represented by cash, due from banks and federal funds sold at March 31, 2008 was $15.4 million or 5.3% of total assets which is $1.3 million greater than $14.1 million or 4.9% of total assets at December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2008 was $1.961 million compared to $1.950 million at December 31, 2007. The allowance for loan losses, as a percentage of total outstanding loans, increased to 0.94% at March 31, 2008 from 0.93% at December 31, 2007. During the three months ended March 31, 2008, the Company charged off $13 thousand in loans, recovered $14 thousand from previous write-offs, and provided an additional $10 thousand provision to the allowance.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2008. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved. Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported. It is believed that the impact of the slowing national economy may have a certain trickle-down effect that could impact the economy in our local markets. Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves. These efforts included the addition of more collateral and/or the collection of payments which served to improve these credits. The results of this improvement in credit quality allowed the previously assigned reserves for criticized loans to be reallocated to newly classified loans or to new loan growth. For a more detailed discussion of Management’s analysis of the loan portfolio, please see the “Allowance for Loan Losses” discussion, above.

The Company had $971 thousand in non-accruing loans at March 31, 2008, or 0.46% of gross loans compared to $1.179 million at December 31, 2007, or 0.56% of gross loans, a decrease of $208 thousand or 17.64%.

Deposits

Total deposits of $238.8 million at March 31, 2008 represented a decrease of $4.2 million from $243.0 million at December 31, 2007. While it is typical to see a decline in deposit balances from the end of the year to the end of the first quarter; however, this year’s larger-than-normal decline was due to the distribution of an estate account that maintained a balance of over $5 million. Management was prepared for this outflow of deposits and well aware of the trustee’s distribution plan. The Bank did retain a portion of the distributed estate funds in a certificate of deposit. Total certificates of deposit at March 31, 2008 were $137.3 million, down $1.0 million from $138.3 million at December 31, 2007. Non-interest bearing deposits totaled $37.6 million at March 31, 2008, which is a .10% increase from $37.5 million at December 31, 2007. Interest-bearing deposits accounted for 84.3% of total deposits at March 31, 2008 and 84.6% at December 31, 2007. Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling rates on the Bank’s cost of funds. However, as a result of this pricing strategy it is expected that volatile deposit accounts may be lost to competition paying higher-than-market rates. Management goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Other Borrowings

Other borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At March 31, 2008 the Company had total other borrowings of $12.8 million that consisted of $7.8 million in overnight repurchase agreements and a long-term advance with the FHLB of $5.0 million.

This is compared to $7.3 million in other borrowings at December 31, 2007, which consisted entirely of overnight repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $37.7 million at March 31, 2008 compared to $37.3 million at December 31, 2007. The book value per common share was $15.54 at March 31, 2008 compared to $15.33 at December 31, 2007. On January 15, 2008, shareholders were paid a quarterly dividend of $0.17 per share. On March 20, 2008, the Board of Directors approved a cash dividend of $0.17 per share, or $412 thousand, payable to shareholders on April 11, 2008. Total average outstanding shares for the first three months of 2008 were 2,428,362 shares as compared to the average outstanding shares of 2,439,505 shares for the year ended December 31, 2007.

The Board of Directors and Management recognize the intrinsic value of the Company and they further realize that the market price of the Company’s shares during the first quarter was not representative of that value. The banking industry as a whole has seen stock prices decline during 2007 and in the first quarter of 2008, due in part to the investment community’s concern over interest margin compression, subprime lending, the decline in housing values and the indications that the national economy is headed for a recession. The Board reauthorized the stock repurchase plan on February 21, 2008 that extends the plan until May 31, 2008. The plan’s term is for a three month period or until 20,000 shares are purchased in that three month period, whichever occurs first. The plan is renewable quarterly at the discretion of the Board of Directors.

The change in Accumulated Other Comprehensive Loss at March 31, 2008 versus December 31, 2007 was a result of the change in net unrealized losses on available for sale securities. At March 31, 2008, the Company had an accumulated other comprehensive loss of $120 thousand, a decrease of $183 thousand from $303 thousand at December 31, 2007.

Net Income

For the three months ended March 31, 2008 the Company reported net income of $779 thousand as compared to $809 thousand for the same period in 2007; which is a decrease of $30 thousand. Income per basic and diluted share was $0.32 for the three months ended March 31, 2008 as compared to $0.33 per basic and diluted share for the period ended March 31, 2007.

The Company had an annualized return on average assets of 1.07% and an annualized return on average equity of 8.24% for the three months ended March 31, 2008, as compared to an annualized return on average assets and average equity of 1.17% and 9.24%, respectively, for the same period in 2007.

Net income for the three months ended March 31, 2008 were primarily impacted by the continued decline of the prime rate as a result of Federal Open Market Committee’s actions of reducing the target Federal Funds rate by 200 basis points in the first quarter. The decline in short-term interest rates by 250 basis points since September 2007 will be a key factor in helping to reduce the level of the Company’s cost of funds, especially the rates paid on time deposits. The interest cost of time deposits is expected to decline in the second half of 2008, which will contribute to improving the net interest margin.

The Company recorded additional provision for loan losses in the first quarter of 2008 totaling $10 thousand as compared to no provision in the same period of 2007. Management expected to be providing for loan losses in 2008 due to the anticipated loan growth in 2008. Signs of a weakening national economy with its potential impact on the Company’s regional economy could result in additional provisions beyond what is already anticipated.

Noninterest income for the first three months of 2008 was $637 million or $97 thousand greater than the same period in 2007. The Company continues to see increases in deposit account fees, ATM fees, and non-deposit product fee income as compared to the first three months of 2007. Management continues to work at expanding fee income throughout the Company’s offering of services and products to meet our customers’ needs.

Non-interest expenses for the first three months of 2008 were $2.143 million, or an increase of 4.8% or $98 thousand from the same period in 2007. Management continues to maintain a strict cost control attitude that includes developing greater operating efficiencies while maintaining a higher level of service to our customers.

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

For the three months ended March 31, 2008, net interest income was $2.598 million, which was $41 thousand less than $2.639 million for the same period in 2007. The average loan balances for the three months ended March 31, 2008 were $211.7 million or $9.6 million greater than the three months ended March 31, 2007 when the average loan balances were $202.1 million. The loan yield decreased 21 basis points to 7.08% for the three months ended March 31, 2008 from 7.29% for the comparable period in 2007. The prime rate is used as a basis of most commercial loans and commercial mortgages, therefore variable rate loans tied to prime declined further in the first quarter of 2008 and loan pricing for renewing or new loans were also driven lower as a result of the decline discussed above. The average investment securities balance for the first three months of 2008 was $49.8 million or $124 thousand less than the average of $50.0 million for the same period in 2007. The tax-equivalent yield on investment securities for the period in 2008 was 4.80% as compared to 4.71% for 2007, or an increase of 9 basis points from the year-earlier period. Opportunities to reinvest segments of the investment portfolio into higher yielding securities presented themselves during the first quarter of 2008 when just over $7.4 million in securities were called or matured, or just under 15% of the investment portfolio. The reinvestment of called and matured securities resulted in trading off average yields in the 3.45% to 4.16% range with average yields of 5.15% to 5.28%; or an improvement of 99 to 183 basis points. The yield on earning assets for the three months ended March 31, 2008 was 6.60%, a decrease of 17 basis points from the yield of 6.77% reported in the comparable period of 2007. The decrease in the earning assets yield for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily the result of the reduction of short-term interest rates.

A significant component of the Company’s increase in net interest income has been the ability to manage interest bearing deposit rates and to attract and retain low cost core deposits, especially non-interest bearing demand deposit accounts. Average interest bearing deposits for the three months ended March 31, 2008 was $205.9 million or $3.9 million greater than $202 million for the three months ended March 31, 2007. The majority of the increase was due to higher average time deposits of $4.2 million, with the average being $137.1 million for the three months ended March 31, 2008 as compared to $132.9 for the same period in 2007. The cost of interest bearing deposits for the three months ended March 31, 2008, expressed as a percentage, was 3.20% as compared to 3.04% for the same period of 2007, or an increase of 16 basis points. Time deposit costs were 4.49% and 4.39% for the three months ended March 31, 2008 and 2007, respectively, or an increase of 10 basis points. The competition for time deposits in our markets, during this period, remained strong with some competitors offering significantly higher rates than Management wished to match. Despite competitive rates, Management maintained a disciplined pricing strategy that helped to generally retain existing relationships and attract some new deposits. Average non-interest deposit balances for the three months ended March 31, 2008 was $34.3 million or $1.4 million less than the $35.7 million for the same period of 2007. The cost of deposits for the three months ended March 31, 2008 was 2.55% or 8 basis points lower than 2.63% for the three months ended March 31, 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest margin decreased by 25 basis points to 4.04% for the three months ended March 31, 2008 as compared to 4.29% for the same period in 2007.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$ 3,234	$ 25	3.08%	$ 343	$ 5	5.91%
Loans (1)	211,739	3,725	7.08%	202,106	3,632	7.29%
Investment securities available for sale (2)	49,847	598	4.80%	49,971	589	4.71%
Federal funds sold	400	3	2.97%	2,774	35	5.05%
Total interest earning assets	$ 265,220	$ 4,351	6.60%	$ 255,194	$ 4,261	6.77%

Total average non-earning assets	27,596			26,759
Less: allowance for credit losses	1,955			1,932
Net average non-earning assets	25,641			24,827
TOTAL AVERAGE ASSETS	$ 290,861			$ 280,021

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$ 33,413	$ 13	0.16%	$ 36,454	$ 14	0.16%
Savings	35,365	91	1.04%	32,553	62	0.77%
Time deposits	137,139	1,532	4.49%	132,995	1,439	4.39%
Other borrowings	10,405	53	2.07%	4,846	46	3.85%
Total interest bearing liabilities	$ 216,322	$ 1,689	3.14%	$ 206,848	$ 1,561	3.06%

Noninterest bearing liabilities:
Noininterest bearing demand	34,313			35,719
Other liabilities	1,728			1,960
Total noninterest bearing liabilities	36,041			37,679

Stockholders' equity	37,938			35,494
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 290,301			$ 280,021

Net interest income		$ 2,662			$ 2,700
Net interest spread			3.46%			3.71%
Net interest margin			4.04%			4.29%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, OREO and Loans Held for Sale, and ATM fees. For the three months ended March 31, 2008, non-interest income increased 18.0% to $637 thousand compared to $540 thousand for the same period in 2007. Below is a representation of the changes to the significant components.

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2008	2007	Change
Noninterest Income
Service charges on deposit accounts	$ 334	$ 283	18.0%
Net gain on sales of loans	32	36	-11.1%
Net gain on sale of securities	-	-	0.0%
Net gain on sale of OREO	-	-	0.0%
Income from bank owned life insurance	72	64	12.5%
ATM fee income	119	90	32.2%
Other income	80	67	19.4%
Total noninterest income	$ 637	$ 540	18.0%

•	Service charges on deposit accounts increased 18.0% or $51 thousand primarily as the result of higher overdraft fees.

•	Net gain on sales of loans decreased 11.1% or $4 thousand as a result of the slowdown in overall residential lending volumes.

•	ATM fee income increased 32.2% or $29 thousand as a result of increased customer and non-customer usage and a slight increase in fees charged for non customer usage.

•	Other income increased 19.4% or $13 thousand primarily due to commissions earned on non-deposit investment services and title company dividends.

Noninterest Expense

Noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. For the three months ended March 31, 2008, non-interest expense increased $98 thousand to $2.143 million as compared to $2.045 million for the comparable period in 2007, or an increase of 4.8%.

Management has been working, over the last 3 years, to establish stricter controls over noninterest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2008	2007	Change
Noninterest Expense
Salaries and employee benefits	$ 1,306	$ 1,216	7.4%
Net occupancy expense	138	127	8.7%
Equipment expense	148	164	-9.8%
Other operating expense	551	538	2.4%
Total noninterest expense	$ 2,143	$ 2,045	4.8%

•	Salaries and employee benefits increased $90 thousand as a result of additional staffing, cost of living increases and the employee incentive program.

•	Net occupancy expense increased $11 thousand primarily as a result of depreciation expense, increases in building repairs and maintenance and real estate taxes.

•	Equipment expense decreased $16 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the Company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the FHLB, the Federal Reserve Bank of Richmond and other correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of March 31, 2008 the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$ 43,600,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,200,000
Total Off-Balance Sheet Borrowing Lines	$ 66,200,000

During the first quarter of 2008, the Company acquired a $5 million, five-year advance from the FHLB at a fixed interest rate of 2.47% for the first two years of the advance. The Company’s growth forecast and strategic planning anticipated the need for wholesale funding that would supplement retail deposit growth. Market rates during the first quarter offered Management with the opportunity to take the advance at this time rather than later in 2008. The rate mentioned above is 24 basis points less than the lowest annual cost for time deposit accounts in the last ten years. After the first two years, Management will have several options should the advance be converted by the FHLB, those options include: paying the advance in full, refinancing the advance into another FHLB advance product, or accept to pay a floating rate of interest based upon LIBOR for the remaining term of the advance. The initial fixed rate of 2.47% will remain in effect, beyond the first two years, if the FHLB does not exercise its quarterly convertible option.

The Company had $12.8 million in other borrowings at March 31, 2008, which represented a $5.5 million or 75.3% increase from $7.3 million at December 31, 2007. At March 31, 2008, other borrowings consisted of the $5.0 million long-term advance from the FHLB described above and $7.8 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

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

Capital Resources

Stockholders’ equity at March 31, 2008 and December 31, 2007 was $37.7 million and $37.3 million, respectively. Total number of common shares outstanding was 2,425,835 shares at March 31, 2008 and 2,434,550 shares at December 31, 2007. The decrease of 8,715 shares represents the number of shares repurchased by the Company under the stock repurchase plan that the Board of Directors initiated in September 2007. Additional information regarding the stock repurchase plan was discussed earlier in this report.

At March 31, 2008, the Company’s Tier 1 and total risk-based capital ratios were 19.2% and 20.2%, respectively, compared to 19.0% and 19.9% at December 31, 2007. The Company’s leverage ratio was 13.0% at March 31, 2008 compared to 12.9% at December 31, 2007. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, our Management, including our Chief Executive Officer and Chief Financial Officer, is also responsible for establishing and maintaining adequate internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2007, the Board of Directors of the Company voted to establish a stock repurchase plan. The Plan went into effect on September 1, 2007, for an initial three month term ending November 30, 2007. The Plan was extended for additional three month terms by the Board of Directors at its regularly scheduled meetings on November 28, 2007 and February 21, 2008. The Board of Directors reviews the results of the repurchase plan, monthly. The continuation of the repurchase plan is evaluated by the Directors prior to the reauthorization of the repurchase plan for an additional 3-month period. The Company will consider repurchasing additional shares based upon a number of factors including market conditions, the Company’s performance, and other strategic planning considerations.

The table below indicates the shares that were repurchased since the inception of the plan on September 1, 2007 and under subsequent reauthorizations of the plan:

				Maximum
			Total Number of	Number of Shares
	Total	Weighted	Shares Purchased	That May Yet Be
Authorization	Number of	Average Price	as Part of Publicly	Purchased Under
Periods	Shares	Paid per Share	Announced	the Current
	Purchased	($)	Program	Authorization
September 1 - November 30, 2007	6,200	$16.16	6,200	N/A
December 1, 2007 - February 28, 2008	8,115	$15.38	14,315	N/A
March 1 - March 31, 2008	600	$15.88	14,915	19,400
Total	14,915	$15.73	14,915	19,400

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: May 14, 2008	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: May 14, 2008	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350