Form 10-Q
period 2008-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2008-08-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,410,980 shares of Common Stock as of August 8, 2008.

FORM 10-Q

For the Period Ended June 30, 2008

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	13

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures	26

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Cash and due from banks	$9,608	$11,769
Interest-bearing deposits in banks	4,743	2,002
Federal funds sold	957	344
Securities available for sale, at fair market value	45,096	48,452
Restricted securities	895	631
Loans, net of allowance for loan losses of $2,025
and $1,950	213,911	209,381
Premises and equipment, net	7,583	7,762
Accrued interest receivable	1,663	1,856
Other assets	8,820	7,763

Total assets	$293,276	$289,960

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$42,353	$37,512
Interest-bearing	198,945	205,495
Total deposits	$241,298	$243,007
Other borrowings	12,043	7,324
Accrued interest payable	1,571	1,540
Accrued expenses and other liabilities	1,157	759
Total liabilities	$256,069	$252,630

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,412,712 in 2008 and	1,206	1,217
2,434,550 in 2007
Retained earnings	36,773	36,416
Accumulated other comprehensive loss	(772)	(303)
Total stockholders' equity	$37,207	$37,330

Total liabilities and stockholders' equity	$293,276	$289,960

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans, including fees	$3,582	$3,852	$7,308	$7,484
Investment securities:
Taxable	402	377	804	777
Tax-exempt	134	118	257	237
Dividends	10	7	19	16
Federal Funds sold	4	33	6	69
Other	18	51	43	56
Total interest and dividend income	$4,150	$4,439	$8,437	$8,639

Interest Expense
Deposits	$1,485	$1,606	$3,121	$3,121
Other borrowings	57	49	111	94
Total interest expense	$1,542	$1,655	$3,232	$3,215

Net interest income	$2,608	$2,784	$5,205	$5,424

Provision for loan losses	25	-	35	-

Net interest income after provision
for loan losses	$2,583	$2,784	$5,170	$5,424

Noninterest Income
Service charges on deposit accounts	$363	$316	$697	$600
Net gain on sales of securities	20	-	20	-
Net gain on sales of loans	32	23	65	60
Net gain on sale of OREO	-	15	-	15
Income from bank owned life insurance	80	74	151	137
ATM fee income	130	102	249	192
Other	75	82	156	148
Total noninterest income	$700	$612	$1,338	$1,152

Noninterest Expense
Salaries and employee benefits	$1,285	$1,256	$2,590	$2,472
Net occupancy expense	145	142	284	269
Equipment expense	165	163	313	327
Other	640	557	1,191	1,095
Total noninterest expense	$2,235	$2,118	$4,378	$4,163

Income before income taxes	1,048	1,278	2,130	2,413

Income taxes	285	373	588	698

Net income	$763	$906	$1,542	$1,715
Earnings per share, basic & diluted	$0.32	$0.37	$0.64	$0.70

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008 and 2007

Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data)
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2006	$ 1,220	$ 49	$ 34,654	$ (866)		$ 35,057
Comprehensive income:
Net income	- -	- -	1,715	- -	$ 1,715	1,715
Other comprehensive income, net of taxes
Unrealized gains (losses) on securities available
for sale, net of deferred taxes	- -	- -	- -	(344)	(344)	(344)
Total comprehensive income	- -	- -	- -	- -	$ 1,371	- -
Cash dividends declared ($0.32 per share)	- -	- -	(781)	- -		$ (781)
Balance at June 30, 2007	$ 1,220	$ 49	$ 35,588	$ (1,210)		$ 35,647

Balance at December 31, 2007	$ 1,217	$ - -	$ 36,416	$ (303)		$ 37,330
Comprehensive income:
Net income	- -	- -	1,542	- -	$ 1,542	1,542
Other comprehensive income, net of taxes
Unrealized gains (losses) on securities available
for sale, net of deferred taxes	- -	- -	- -	(456)	(456)	(456)
Less: reclassification adjustment, net of
taxes of $7	- -	- -	- -	(13)	(13)	(13)
Other comprehensive income (loss)	- -	- -	- -	- -	(469)
Total comprehensive income	- -	- -	- -	- -	$ 1,073	- -
Effects of changing the pension plan
measurement date pursuant to FASB
statement No. 158, net of tax	- -	- -	(38)	- -		(38)
Shares repurchased	(11)	- -	(325)	- -		(336)
Cash dividends declared ($0.34 per share)	- -	- -	(822)	- -		(822)
Balance at June 30, 2008	$ 1,206	$ - -	$ 36,773	$ (772)		$ 37,207

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Six Months Ended
(Unaudited)	June 30,
	2008	2007
Cash Flows from Operating Activities
Net Income	$1,542	$1,715
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	306	327
Provision for (recovery of) loan losses	35	-
Net (gain) on sales of loans	(65)	(60)
Origination of loans held for sale	(4,986)	(4,829)
Proceeds from sales of loans	5,051	4,889
Net (gain) on sales and calls of securities	(20)	-
Net (gain) on sale of other real estate owned	-	(15)
Net amortization of securities	23	38
Changes in assets and liabilities:
Decrease in accrued interest receivable	193	17
(Increase) in other assets	(351)	(170)
Increase in accrued interest payable	31	281
Increase in accrued expenses and other liabilities	340	478
Net cash provided by operating activities	$2,099	$2,671
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$12,073	$-
Maturities and prepayments	6,824	4,919
Purchases	(16,254)	(1,471)
(Purchase) redemption of restricted securities	(264)	1
Net (increase) in loans	(5,006)	(9,467)
Purchases of land, premises and equipment	(127)	(254)
Proceeds from sale of other real estate owend	-	100
Net cash used in investing activities	$(2,754)	$(6,172)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(1,709)	$4,412
Net increase in other borrowings	4,719	1,014
Repurchase of common stock	(336)	-
Dividends paid	(826)	(903)
Net cash provided by financing activities	$1,848	$4,523
Net increase in cash and cash equivalents	$1,193	$1,022
Cash and Cash Equivalents
Beginning of period	$14,115	$13,085
End of period	$15,308	$14,107
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,201	$2,934
Income Taxes	$641	$398
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	441	-
Unrealized gains on securities available for sale	$(710)	$(521)

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, the Consolidated Statements of Income for the three and six months ended June 30, 2008 and June 30, 2007, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2008 and 2007, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2008 the Bank employed 115 full and part-time employees, which resulted in 113 full-time equivalents. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	June 30, 2008
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$7,000	$-	$(71)	$6,929
State and municipal	16,981	91	(285)	16,787
Mortgage-backed	19,467	33	(568)	18,932
Corporate	2,469	1	(22)	2,448
	$45,917	$125	$(946)	$45,096

	December 31, 2007
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$16,432	$1	$(53)	$16,380
State and municipal	15,114	75	(47)	15,142
Mortgage-backed	13,513	61	(110)	13,464
Corporate	3,504	-	(38)	3,466
	$48,563	$137	$(248)	$48,452

Information pertaining to securities with gross unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
June 30, 2008	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$6,929	$(71)	$-	$-
State and municipal	9,375	(285)	-	-
Mortgage-backed	14,685	(516)	1,086	(52)
Corporate	1,442	(22)	-	-
Total temporarily
impaired securities	$32,431	$(894)	$1,086	$(52)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$12,950	$(53)
State and municipal	2,024	(11)	3,266	(36)
Mortgage-backed	4,470	(55)	4,164	(55)
Corporate	-	-	3,466	(38)
Total temporarily
impaired securities	$6,494	$(66)	$23,846	$(182)

The unrealized losses in the investment portfolio as of June 30, 2008 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 68 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. The unrealized losses are deemed to be temporary declines, since Management has the ability and intent to hold debt securities for the foreseeable future.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Real estate loans:
Commercial	$59,208	$53,362
Residential 1-4 family	99,707	96,831
Construction	15,683	18,697
Total real estate loans	$174,598	$168,890

Commercial loans	23,624	23,643
Consumer loans	17,714	18,798
Total loans	$215,936	$211,331

Less: allowance for loan losses	2,025	1,950
Loans, net	$213,911	$209,381

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Six Months
	Ended	Year Ended
(Dollars in thousands)	June 30,	December 31,
	2008	2007
Balance, beginning	$1,950	$1,935
Provision for (Recovery of) loan losses	35	(238)
Loans charged off	(82)	(131)
Recoveries of loans previously charged off	122	384
Balance, ending	$2,025	$1,950

The following is a summary of impaired loans:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Impaired loans with a valuation allowance	$1,412	$1,319
Impaired loans without a valuation allowance	149	182
Total impaired loans	$1,561	$1,501

Valuation allowance related to impaired loans	$281	$305

Average Investment in impaired loans	$1,585	$1,442

Non-accrual loans excluded from the above impairment disclosure under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 114”), totaled $847 thousand and $598 thousand at June 30, 2008 and December 31, 2007, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $119 thousand and $92 thousand for the six months ended June 30, 2008 and June 30, 2007, respectively. The Company had $91 thousand in loans that were ninety days or more past due and still accruing at June 30, 2008. There were no loans ninety days or more past due and still accruing at December 31, 2007.

Note 5.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,424,500 shares for the six months ended June 30, 2008 and 2,440,750 for the six months ended June 30, 2007.

Note 6.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the six months ended June 30, 2008 and June 30, 2007 were as follows:

	Pension Benefits
(Dollars in thousands)	2008	2007

Service cost	$164	$154
Interest Cost	118	112

Expected return on plan assets	(154)	(140)

Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	36	42
Net periodic benefit cost	$116	$120

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

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial intermediaries. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the Company had no loans held for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. See Note 4 for details.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. At June 30, 2008 the Company had $441 thousand in OREO which is included in Other Assets on the balance sheet.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $293.3 million at June 30, 2008 compared to $290.0 million at December 31, 2007, representing an increase of $3.3 million or 1.1%. Total net loans at June 30, 2008 were $213.9 million, an increase of $4.5 million from the December 31, 2007 amount of $209.4 million. For the three months ended June 30, 2008, $25.2 million in loans were originated as compared to $23.8 million, or 5.9% greater than the same period ended June 30, 2007. A greater portion of loan requests from new commercial borrowers (not current customers) was seen in the second quarter of 2008 than in the first quarter of this year or in the fourth quarter of 2007. For the first six months of 2008, loan originations totaled $42.1 million as compared to $43.9 million during the year-earlier period. The decrease of $1.8 million in originations was primarily attributable to softening economic conditions and borrowers waiting to see a bottoming out of loan rate declines. Management recognizes that while new loan origination opportunities exist in a slower economic environment, it would be imprudent to compromise loan pricing and/or underwriting standards simply to attain loan volume targets. Net loans as a percent of total assets were 72.9% at June 30, 2008, an increase of .70% from December 31, 2007.

Investment securities decreased to $45.1 million at June 30, 2008, or 15.4% of total assets, which is a decrease of $3.4 million from $48.5 million at December 31, 2007. The liquidity available from the investment portfolio was used to fund loan demand. The rise in long-term interest rates has increased the net unrealized loss of the investment portfolio to $515 thousand, net of Federal income taxes at June 30, 2008 as compared to an unrealized loss of $47 thousand at December 31, 2007. The unrealized loss position at June 30, 2008 represents an improvement over the $1.2 million unrealized loss as of June 30, 2007. All of the Company’s investment securities at June 30, 2008 were held as “available for sale”.

Interest bearing deposits in other banks increased by $2.7 million, due in part, to our investment in short-term certificates of deposit. The short-term liquidity that was invested into these CDs was the result of the FHLB advance taken in February 2008 and the Advance is discussed later in this report. Federal funds sold increased $613 thousand from $344 thousand at December 31, 2007 to $957 thousand at June 30, 2008. The Company’s liquidity as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold at June 30, 2008 was $15.3 million or 5.2% of total assets which is $1.2 million greater than $14.1 million or 4.9% of total assets at December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2008 was $2.025 million compared to $1.950 million at December 31, 2007. The allowance for loan losses, as a percentage of total outstanding loans, increased to 0.94% at June 30, 2008 from 0.93% at December 31, 2007. During the six months ended June 30, 2008, the Company charged off $82 thousand in loans, recovered $122 thousand from previous write-offs, and provided an additional $35 thousand provision to the allowance.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2008. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved. Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported. It is believed that the impact of the slowing national economy may have a certain trickle-down effect that could impact the economy in our local markets. Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves. These efforts included the addition of more collateral and/or the collection of payments which served to improve these credits. The results of this improvement in credit quality allowed the previously assigned reserves for criticized loans to be reallocated to newly classified loans or to new loan growth. For a more detailed discussion of Management’s analysis of the loan portfolio, please see the “Allowance for Loan Losses” discussion, above.

The Company had $1.661 million in non-accruing loans at June 30, 2008, or 0.77% of gross loans compared to $1.179 million at December 31, 2007, or 0.56% of gross loans, an increase of $482 thousand or 40.88%.

Deposits

Total deposits of $241.3 million at June 30, 2008 represented a decrease of $1.7 million from $243.0 million at December 31, 2007. The decline in deposit balances has recovered during the second quarter. At March 31, 2008 deposit balances were down $4.2 million when compared to December 31, 2007, which is an increase of $2.5 million at June 30, 2008 from March 31, 2008. The Bank’s deposits declined due to the distribution of an estate account with a balance of over $5 million. The distribution was made just prior to the end of the first quarter of this year. Management was prepared for this outflow of deposits and well aware of the trustee’s distribution plan. The Bank did retain a portion of the distributed estate funds in a certificate of deposit.

Total certificates of deposit at June 30, 2008 were $137.4 million, down $900 thousand from $138.3 million at December 31, 2007. Due to the events surrounding the larger financial institutions in our market area, the Bank is finding it difficult to retain non-relationship customers due to the higher-than-market interest rates being offered by the larger, liquidity-strapped banks.

Non-interest bearing deposits totaled $42.3 million at June 30, 2008, which is a 12.8% increase from $37.5 million at December 31, 2007. Interest-bearing deposits accounted for 82.4% of total deposits at June 30, 2008 and 84.6% at December 31, 2007. Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling rates on the Bank’s net interest margin. However, as a result of this pricing strategy it is expected that volatile deposit accounts may be lost to competition paying higher-than-market rates. Management’s goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Other Borrowings

Other borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At June 30, 2008 the Company had total other borrowings of $12.0 million that consisted of $7.0 million in overnight repurchase agreements and a long-term advance with the FHLB of $5.0 million. This is compared to $7.3 million in other borrowings at December 31, 2007, which consisted entirely of overnight repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $37.2 million at June 30, 2008 compared to $37.3 million at December 31, 2007. The book value per common share was $15.42 at June 30, 2008 compared to $15.33 at December 31, 2007. On April 11, 2008, shareholders were paid a quarterly dividend of $0.17 per share. On June 19, 2008, the Board of Directors approved a cash dividend of $0.17 per share, or $410 thousand, payable to shareholders on July 11, 2008. Total average outstanding shares for the first six months of 2008 were 2,424,500 shares as compared to the average outstanding shares of 2,439,505 shares for the year ended December 31, 2007.

The Board of Directors and Management recognize the intrinsic value of the Company and they further realize that the market price of the Company’s shares during the first six months was not representative of that value. The banking industry as a whole has seen stock prices decline during 2007 and into 2008, due in part to the investment community’s concern over interest margin compression, subprime lending, the decline in housing values and the indications that the national economy is headed for a recession. The Board reauthorized the stock repurchase plan on May 22, 2008 that extends the plan until August 31, 2008. The plan’s term is for a three month period or until 20,000 shares are purchased within a particular authorized period whichever occurs first. The plan is renewable every three months, at the discretion of the Board of Directors.

The change in Accumulated Other Comprehensive Loss at June 30, 2008 versus December 31, 2007 was a result of the change in net unrealized losses on available for sale securities. At June 30, 2008, the Company had an accumulated other comprehensive loss of $772 thousand, an increase of $469 thousand from $303 thousand at December 31, 2007.

Net Income

For the six months ended June 30, 2008 the Company reported net income of $1,542 thousand as compared to $1,715 thousand for the same period in 2007; which is a decrease of $173 thousand. Income per basic and diluted share was $0.64 for the six months ended June 30, 2008 as compared to $0.70 per basic and diluted share for the period ended June 30, 2007.

The Company had an annualized return on average assets of 1.06% and an annualized return on average equity of 8.17% for the six months ended June 30, 2008, as compared to an annualized return on average assets and average equity of 1.22% and 9.67%, respectively, for the same period in 2007.

For the three months ended June 30, 2008, the Company reported net income of $763 thousand as compared to $906 thousand for the same period in 2007, a decrease of 15.7%. Income per basic and diluted share was $0.32 for the three months ended June 30, 2008, as compared to $0.37 per basic and diluted for the period in 2007.

Net income for the three months ended June 30, 2008 was primarily affected by slower repricing of the time deposit accounts versus the decline in prime-based loans and costs associated with the conversion of the Bank’s network infrastructure. Both of these matters are discussed below, the first within the Net Interest Income section and the second in the Non-Interest Expense section.

The Company recorded provision for loan losses in the second quarter of 2008 totaling $25 thousand as compared to no provision in the same period of 2007. Management expected to be providing to build up the Allowance for Loan Losses in 2008 due to anticipated loan growth. Management is confident that it has identified problem credits and it is working with borrowers to mitigate credit losses, collection and legal costs. Signs of a weakening national economy with its potential impact on the Company’s regional economy could result in additional provisions beyond what is already anticipated.

Noninterest income for the first six months of 2008 was $1.338 million or $186 thousand greater than the same period in 2007. The Company continues to see increases in deposit account fees, ATM fees, and non-deposit product fee income as compared to the first six months of 2007. Management continues to work at expanding fee income through the Company’s offering of services and products to meet our customers’ needs.

Non-interest expenses for the first six months of 2008 were $4.378 million, or an increase of 5.2% or $215 thousand from the same period in 2007. Management continues to maintain a strict cost control attitude that includes developing greater operating efficiencies while maintaining a higher level of service to our customers.

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

For the six months ended June 30, 2008, net interest income was $5.205 million, which was $219 thousand less than $5.424 million for the same period in 2007. The average loan balances for the six months ended June 30, 2008 were $212.2 million or $7.8 million greater than the six months ended June 30, 2007 when the average loan balances were $204.4 million. The loan yield decreased 45 basis points to 6.93% for the six months ended June 30, 2008 from 7.38% for the comparable period in 2007. The prime rate is used as a basis of most commercial loans and commercial mortgages, therefore variable rate loans tied to prime adjusted to lower levels during the second quarter of 2008 and loan pricing for renewing or new loans was also driven lower in comparison to yields in 2007.

The average investment securities balance for the first six months of 2008 was $49.6 million or $600 thousand more than the average of $49.0 million for the same period in 2007. The tax-equivalent yield on investment securities for the period in 2008 was 4.83% as compared to 4.68% for 2007, or an increase of 15 basis points from the year-earlier period. Opportunities to reinvest maturing securities into higher yielding securities occurred during the second quarter of 2008 when $5.9 million in securities were called or matured at an average tax-equivalent yield of 3.91% and these were replaced with purchases of $7.9 million with a tax-equivalent yield of 4.59% or an improvement of 68 basis points.

The yield on earning assets for the six months ended June 30, 2008 was 6.48%, a decrease of 36 basis points from the yield of 6.84% reported in the comparable period of 2007. The decrease in the earning assets yield for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily the result of the reduction of short-term interest rates and its impact on loan yields.

A significant component of the Company’s decrease in net interest income is from the more rapid decline of loan income for commercial loans tied to the prime rate as compared to time deposits that reprice only upon maturity. Management expects that during the second half of 2008, the maturity level of time deposits and the current level of interest rates should result in a decline in the overall interest cost of time deposits, thus leading to an improvement in net interest income.

Average interest bearing deposits for the six months ended June 30, 2008 was $205.0 million or $1.2 million greater than $203.8 million for the six months ended June 30, 2007. The majority of the increase was due to higher average time deposits of $3.0 million, with the average being $137.1 million for the six months ended June 30, 2008 as compared to $134.1 for the same period in 2007. The cost of interest bearing deposits for the six months ended June 30, 2008, expressed as a percentage, was 3.06% as compared to 3.09% for the same period of 2007, or a decrease of 3 basis points. Time deposit costs were 4.31% and 4.42% for the six months ended June 30, 2008 and 2007, respectively, or an increase of 11 basis points. The competition for time deposits in our markets, during this period, remained strong with some competitors offering significantly higher rates than alternative funding sources; such as Federal Home Loan Bank advances. Despite competitive rates, Management maintained a disciplined pricing strategy that helped to generally retain existing relationships and attract new deposits. Average non-interest deposit balances for the six months ended June 30, 2008 was $34.9 million or $1.2 million less than the $36.1 million for the same period of 2007. The cost of deposits for the six months ended June 30, 2008 was 2.38% or 31 basis points lower than 2.69% for the six months ended June 30, 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest margin decreased by 29 basis points to 4.04% for the six months ended June 30, 2008 as compared to 4.33% for the same period in 2007.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$3,480	$43	2.48%	$2,146	$56	5.26%
Loans (1)	212,236	7,308	6.93%	204,404	7,484	7.38%
Investment securities available for sale (2)	49,621	1,212	4.83%	48,965	1,152	4.68%
Federal funds sold	551	6	2.15%	2,651	69	5.18%
Total interest earning assets	$265,888	$8,569	6.48%	$258,166	$8,761	6.84%

Total average non-earning assets	27,634			26,630
Less: allowance for credit losses	1,988			1,932
Net average non-earning assets	25,646			24,698
TOTAL AVERAGE ASSETS	$291,534			$282,864

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$33,726	$27	0.16%	$36,430	$29	0.16%
Savings	34,138	154	0.91%	33,255	154	0.93%
Time deposits	137,087	2,940	4.31%	134,104	2,938	4.42%
Other borrowings	11,410	111	1.96%	4,999	94	3.79%
Total interest bearing liabilities	$216,361	$3,232	2.97%	$208,788	$3,215	3.11%

Noninterest bearing liabilities:
Noininterest bearing demand	34,867			36,114
Other liabilities	2,349			2,215
Total noninterest bearing liabilities	37,216			38,329

Stockholders' equity	37,957			35,747
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	291,534			$282,864

Net interest income		$5,336			$5,546
Net interest spread			3.51%			3.74%
Net interest margin			4.04%			4.33%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, OREO and Loans Held for Sale, and ATM fees. For the six months ended June 30, 2008, non-interest income increased 16.1% to $1.338 million compared to $1.152 million, or $186 thousand greater than the same period in 2007. Revenue from the net gain on sale of securities and OREO is considered as non-recurring revenue, therefore non-interest income, excluding these items was $1.318 million for the six months ended June 30, 2008 and $1.137 million for the same period in 2007; or an increase of $181 thousand. Below is a representation of the changes to the significant components.

	Six months ended
(Dollars in thousands)	June 30,	June 30,	%
	2008	2007	Change

Noninterest Income
Service charges on deposit accounts	$697	$600	16.2%
Net gain on sales of loans	65	60	8.3%
Net gain on sale of securities	20	-	100.0%
Net gain on sale of OREO	-	15	-100.0%
Income from bank owned life insurance	151	137	10.2%
ATM fee income	249	192	29.7%
Other income	156	148	5.4%
Total noninterest income	$1,338	$1,152	16.1%

•	Service charges on deposit accounts increased 16.2% or $97 thousand primarily as the result of higher overdraft fees.

•	Net gain on sales of loans increased 8.3% or $5 thousand as a result of the increase in the number of loans sold in the secondary market.

•	ATM fee income increased 29.7% or $57 thousand as a result of increased customer and non-customer usage.

•	Other income increased 5.4% or $8 thousand primarily due to commissions earned on non-deposit investment services and title company dividends.

Noninterest Expense

Noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. For the six months ended June 30, 2008, non-interest expense increased $215 thousand to $4.378 million as compared to $4.163 million for the comparable period in 2007, or an increase of 5.2%.

Management has been working, over the last 3 years, to establish stricter controls over noninterest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

Noninterest Expense (continued)

	Six months ended
(Dollars in thousands)	June 30,	June 30,	%
	2008	2007	Change
Noninterest Expense
Salaries and employee benefits	$2,590	$2,472	4.8%
Net occupancy expense	284	269	5.6%
Equipment expense	313	327	-4.3%
Other operating expense	1,191	1,095	8.8%
Total noninterest expense	$4,378	$4,163	5.2%

•	Salaries and employee benefits increased $118 thousand as a result of increases for cost of living adjustments and the employee incentive program.

•	Net occupancy expense increased $15 thousand primarily as a result of depreciation expense, increases in building repairs and maintenance.

•	Equipment expense decreased $14 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated.

•	Other operating expense increased $96 thousand primarily from marketing costs and one-time costs associated with the conversion of the Bank’s IT network infrastructure.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the Company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the FHLB, the Federal Reserve Bank of Richmond and other correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of June 30, 2008 the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$41,700,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	3,200,000
Total Off-Balance Sheet Borrowing Lines	$64,300,000

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

The Company had $12.0 million in other borrowings at June 30, 2008, which represented a $4.7 million or 64.4% increase from $7.3 million at December 31, 2007. At June 30, 2008, other borrowings consisted of the $5.0 million long-term advance from the FHLB described above and $7.0 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

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

Capital Resources

Stockholders’ equity at June 30, 2008 and December 31, 2007 was $37.2 million and $37.3 million, respectively. Total number of common shares outstanding was 2,412,712 shares at June 30, 2008 and 2,434,550 shares at December 31, 2007. The decrease of 21,838 shares represents the number of shares repurchased by the Company under the stock repurchase plan that the Board of Directors initiated in September 2007. Additional information regarding the stock repurchase plan was discussed earlier in this report.

At June 30, 2008, the Company’s Tier 1 and total risk-based capital ratios were 18.9% and 20.0%, respectively, compared to 19.0% and 19.9% at December 31, 2007. The Company’s leverage ratio was 13.0% at June 30, 2008 compared to 12.9% at December 31, 2007. The Bank’s capital structure places it well above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, our Management, including our Chief Executive Officer and Chief Financial Officer, is also responsible for establishing and maintaining adequate internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2007, the Board of Directors of the Company voted to establish a stock repurchase plan. The Plan went into effect on September 1, 2007, for an initial three month term ending November 30, 2007. The Plan was extended for additional three month terms by the Board of Directors at its regularly scheduled meetings on November 28, 2007, February 21, 2008 and May 22, 2008. The Board of Directors reviews the results of the repurchase plan, monthly. The continuation of the repurchase plan is evaluated by the Directors prior to the reauthorization of the repurchase plan for an additional 3-month period. The Company will consider repurchasing additional shares based upon a number of factors including market conditions, the Company’s performance, and other strategic planning considerations.

The table below indicates the shares that were repurchased since the inception of the plan on September 1, 2007 and under subsequent reauthorizations of the plan:

				Maximum
			Total Number of	Number of Shares
	Total	Weighted	Shares Purchased	That May Yet Be
Authorization	Number of	Average Price	as Part of Publicly	Purchased Under
Periods	Shares	Paid per Share	Announced	the Current
	Purchased	($)	Program	Authorization
Sept. 1 - Nov. 30, 2007	6,200	$16.16	6,200	N/A
Dec. 1, 2007 - Feb. 29, 2008	8,115	$15.38	14,315	N/A
March 1 - May 31, 2008	6,723	$15.67	21,038	N/A
June 1 - June 30, 2008	7,000	$15.13	28,038	13,000
Total	28,038	$15.26	28,038	13,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 22, 2008 at the Main Office of the Company, 126 South Main Street, Blackstone, Virginia. The company had 2,425,835 shares outstanding and eligible to vote at the Annual meeting. The following Directors were elected by the shareholders at the Annual meeting.

	Votes Received by	Votes Witheld for
Nominees	Each Nominee	Each Nominee

Irving J. Arnold	1,819,540	16,463
Frank P. Beale	1,749,117	86,886
Joseph D. Borgerding	1,817,355	18,648
William D. Coleburn	1,713,475	122,528
Roy C. Jenkins, Jr.	1,802,176	33,827
Jospeh F. Morrisette	1,811,990	24,013
E. Walter Newman, Jr.	1,735,145	100,858
Jo Anne S. Webb	1,813,651	22,352
Samuel H. West	1,792,401	43,602
Jerome A. Wilson, III	1,818,340	17,663

In addition, the shareholders ratified the selection of Yount, Hyde & Barbour, P.C. as independent public accountants for the Company for the fiscal year 2008, as follows:

FOR 1,742,882	AGAINST 3,960	ABSTAIN 2,900

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	August 14, 2008	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	August 14, 2008	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350