Form 10-Q
period 2008-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2008-11-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,395,980 shares of Common Stock as of November 7, 2008.

FORM 10-Q

For the Period Ended September 30, 2008

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors That Might Affect Future Results	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures	30

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)

Cash and due from banks	$11,641	$11,769
Interest-bearing deposits in banks	5,659	2,002
Federal funds sold	91	344
Securities available for sale, at fair market value	43,426	48,452
Restricted securities	895	631
Loans, net of allowance for loan losses of $2,008
and $1,950	211,952	209,381
Premises and equipment, net	7,621	7,762
Accrued interest receivable	1,723	1,856
Other assets	8,636	7,763
Other real esate owned	1,107	-

Total assets	$292,751	$289,960

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$42,200	$37,512
Interest-bearing	198,657	$205,495
Total deposits	$240,857	$243,007
Other borrowings	12,292	7,324
Accrued interest payable	974	1,540
Accrued expenses and other liabilities	1,424	759
Total liabilities	$255,547	$252,630

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,400,980 in 2008 and	1,200	1,217
2,434,550 in 2007
Retained earnings	37,106	36,416
Accumulated other comprehensive loss	(1,102)	(303)
Total stockholders' equity	$37,204	$37,330

Total liabilities and stockholders' equity	$292,751	$289,960

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans, including fees	$3,667	$3,845	$10,975	$11,329
Investment securities:
Taxable	371	444	1,150	1,221
Tax-exempt	136	66	394	303
Dividends	12	9	31	25
Federal Funds sold	1	27	8	96
Other	22	37	90	93
Total interest and dividend income	$4,209	$4,428	$12,648	$13,067

Interest Expense
Deposits	1,374	1,661	4,496	4,782
Other borrowings	60	57	170	151
Total interest expense	$1,434	$1,718	$4,666	$4,933

Net interest income	$2,775	$2,710	$7,982	$8,134

Provision for loan losses	20	-	55	-

Net interest income after provision
for loan losses	$2,755	$2,710	$7,927	$8,134

Noninterest Income
Service charges on deposit accounts	$368	$311	$1,065	$911
Net gain on sales of securities	-	-	20	-
Net gain on sales of loans	23	20	87	80
Net gain on sale of OREO	-	-	-	15
Income from bank owned life insurance	80	74	231	212
ATM fee income	131	104	380	296
Other	109	76	265	223
Total noninterest income	$711	$585	$2,048	$1,737

Noninterest Expense
Salaries and employee benefits	$1,266	$1,286	$3,857	$3,758
Net occupancy expense	155	145	439	414
Equipment expense	158	191	471	518
Data Processing	92	55	259	158
Other	554	556	1,578	1,548
Total noninterest expense	$2,225	2,233	6,604	6,396

Income before income taxes	1,241	1,062	3,371	3,475

Income taxes	331	296	918	994

Net income	$910	$766	$2,453	$2,481
Earnings per share, basic & diluted	$0.38	$0.32	$1.01	$1.02

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)

				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2006	$1,220	$49	$34,654	$(866)		$35,057
Comprehensive income:
Net income	--	--	2,481	--	$2,481	2,481
Other comprehensive income, net of taxes
Unrealized gains (losses) on securities available
for sale, net of deferred taxes	--	--	--	65	65	65
Total comprehensive income	--	--	--	--	$2,546	--
Shares repurchased	(0)	(8)	--	--		(8)
Cash dividends declared ($0.48 per share)	--	--	(1,171)	--		(1,171)
Balance at September 30, 2007	$1,220	$41	$35,964	$(801)		$36,424

Balance at December 31, 2007	$1,217	$--	$36,416	$(303)		$37,330
Comprehensive income:
Net income	--	--	2,453	--	$2,453	2,453
Other comprehensive income, net of taxes
Unrealized gains (losses) on securities available
for sale, net of deferred taxes	--	--	--	(786)	(786)	(786)
Less: reclassification adjustment, net of
taxes of $7	--	--	--	(13)	(13)	(13)
Other comprehensive income (loss)	--	--	--	--	(799)
Total comprehensive income	--	--	--	--	$1,654	--
Effects of changing the pension plan
measurement date pursuant to FASB
statement No. 158, net of tax	--	--	(38)	--		(38)
Shares repurchased	(17)	--	(494)	--		(511)
Cash dividends declared ($0.51 per share)	--	--	(1,231)	--		(1,231)
Balance at September 30, 2008	$1,200	$--	$37,106	$(1,102)		$37,204

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Nine Months Ended
(Unaudited)	September 30,
	2008	2007
Cash Flows from Operating Activities
Net Income	$2,453	$2,481
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	466	517
Provision for loan losses	55	-
Net (gain) on sales of loans	(87)	(80)
Origination of loans held for sale	(6,341)	(6,446)
Proceeds from sales of loans	6,428	6,603
Net (gain) on sales and calls of securities	(20)	-
Net (gain) on sale of other real estate owned	-	(15)
Net amortization of securities	37	34
Changes in assets and liabilities:
Decrease in accrued interest receivable	133	14
(Increase) in other assets	(437)	(294)
(Decrease) increase in accrued interest payable	(566)	61
Increase in accrued expenses and other liabilities	603	551
Net cash provided by operating activities	$2,724	$3,426
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$12,298	$-
Maturities and prepayments	9,706	5,570
Purchases	(18,205)	(3,464)
(Purchase) redemption of restricted securities	(264)	2
Net (increase) in loans	(3,734)	(10,342)
Purchases of land, premises and equipment	(325)	(355)
Proceeds from sale of other real estate owend	-	100
Net cash used in investing activities	$(524)	$(8,489)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(2,150)	$4,667
Net increase in other borrowings	4,968	2,494
Repurchase of common stock	(511)	(8)
Dividends paid	(1,231)	(1,294)
Net cash provided by financing activities	$1,076	$5,859
Net increase in cash and cash equivalents	$3,276	$796
Cash and Cash Equivalents
Beginning of period	$14,115	$13,085
End of period	$17,391	$13,881
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$5,232	$4,872
Income Taxes	$959	$773
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	1,107	-
Unrealized (losses) gains on securities available for sale	$(1,210)	$99

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and September 30, 2007, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2008 and 2007, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of September 30, 2008 the Bank employed 113 full-time employees. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Securities available for sale are summarized below:

	September 30, 2008
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$7,500	$3	$(24)	$7,479
State and municipal	17,023	64	(647)	16,440
Mortgage-backed	18,764	64	(723)	18,105
Corporate	1,460	-	(58)	1,402
	$44,747	$131	$(1,452)	$43,426

	December 31, 2007
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$16,432	$1	$(53)	$16,380
State and municipal	15,114	75	(47)	15,142
Mortgage-backed	13,513	61	(110)	13,464
Corporate	3,504	-	(38)	3,466
	$48,563	$137	$(248)	$48,452

Information pertaining to securities with gross unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
September 30, 2008	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$5,976	$(24)	$-	$-
State and municipal	11,697	(647)	-	-
Mortgage-backed	11,929	(653)	1,050	(70)
Corporate	1,402	(58)	-	-
Total temporarily
impaired securities	$31,004	$(1,382)	$1,050	$(70)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$12,950	$(53)
State and municipal	2,024	(11)	3,266	(36)
Mortgage-backed	4,470	(55)	4,164	(55)
Corporate	-	-	3,466	(38)
Total temporarily
impaired securities	$6,494	$(66)	$23,846	$(182)

The unrealized losses in the investment portfolio as of September 30, 2008 are considered temporary and are a result of general market fluctuations that occur daily. The unrealized losses are from 72 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet. The unrealized losses are deemed to be temporary declines, and Management has the ability and intent to hold debt securities for the foreseeable future.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Real estate loans:
Commercial	$58,638	$53,362
Residential 1-4 family	101,645	96,831
Construction	15,881	18,697
Total real estate loans	$176,164	$168,890

Commercial loans	20,897	23,643
Consumer loans	16,899	18,798
Total loans	$213,960	$211,331

Less: allowance for loan losses	2,008	1,950
Loans, net	$211,952	$209,381

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2008	2007
Balance, beginning	$1,950	$1,935
Provision for (Recovery of) loan losses	55	-
Loans charged off	(124)	(106)
Recoveries of loans previously charged off	127	59
Balance, ending	$2,008	$1,888

The following is a summary of impaired loans:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Impaired loans with a valuation allowance	$952	$1,319
Impaired loans without a valuation allowance	48	182
Total impaired loans	$1,000	$1,501

Valuation allowance related to impaired loans	$228	$305

Average Investment in impaired loans	$1,172	$1,442

Non-accrual loans excluded from the above impairment disclosure under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 114”), totaled $802 thousand and $598 thousand at September 30, 2008 and December 31, 2007, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $99 thousand and $144 thousand for the nine months ended September 30, 2008 and September 30, 2007, respectively. The Company had $21 thousand in loans that were ninety days or more past due and still accruing at September 30, 2008. There were no loans ninety days or more past due and still accruing at December 31, 2007.

Note 5.	Other Borrowings

At September 30, 2008, other borrowings consisted of the $5.0 million long-term advance from the FHLB described below and $7.3 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

On February 5 2008, the Company acquired a $5 million, five-year advance from the FHLB at a fixed interest rate of 2.47% for the first two years of the advance. After the first two years, Management will have several options should the advance be converted by the FHLB, those options include: paying the advance in full, refinancing the advance into another FHLB advance product, or accept to pay a floating rate of interest based upon LIBOR for the remaining term of the advance. The initial fixed rate of 2.47% will remain in effect, beyond the first two years, if the FHLB does not exercise its quarterly convertible option.

Note 6.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,419,073 shares for the nine months ended September 30, 2008 and 2,440,743 for the nine months ended September 30, 2007.

Note 7.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2008 and September 30, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$81	$77	$246	$231
Interest Cost	59	56	177	168

Expected return on plan assets	(77)	(70)	(231)	(210)

Amortization of prior service cost	(24)	(24)	(72)	(72)
Amortization of net actuarial loss	18	21	54	63
Net periodic benefit cost	$57	$60	$174	$180

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

Note 8.	Fair Value Measurements

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

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial intermediaries. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the Company had no loans held for sale.

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

SFAS No. 157. At September 30, 2008 the Company had $1.1 million in OREO. The Company had no other real estate owned at December 31, 2007.

Note 9.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the implementation of FSP 142-3 to have any material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have any impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

There have been disruptions of historic proportions in the financial system in the United States and globally during the past year. Dramatic declines in home prices, particularly in those states where price appreciation in the last several years was the greatest, increasing foreclosures and unemployment have resulted in significant write-downs of asset values by major commercial and investment banks, including government-sponsored entities such as Freddie Mac and Fannie Mae being placed into conservatorship by the Federal government. In response to the crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the following is a summary of recently enacted laws and regulations by the Federal government.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Under the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor, until December 31, 2009.

On October 14, 2008, the Department of the Treasury announced it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or CPP, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of perpetual preferred stock. The preferred stock would qualify as Tier 1 capital. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with a ten-year term and an aggregate market price equal to 15% of the preferred stock investment.

The CPP program is voluntary and requires an institution to comply with a number of restrictions and provisions. Participants will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and the next three highest compensated officers. Plan participation also results in certain restrictions on the institution’s dividend and stock repurchase activities. These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the institution.

The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the smaller of 3% of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The preferred stock can be called after three years, or beforehand if it is replaced with common or other perpetual preferred stock. Participation in the program is subject to approval by the Treasury department. Applications must be submitted by November 14, 2008.

The Bank currently exceeds minimum regulatory capital standards by substantial margins. However, the Company is currently assessing the benefit of participation in the CPP and has not yet made a final decision as to whether it will apply.

FDIC Temporary Liquidity Guarantee Program

On October 14, 2008, the systemic risk exception to the FDIC Improvement Act of 1991 was invoked enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program (TLGP).

The TLGP is a voluntary and time-limited program that will be funded through special fees charged to participating financial institutions. For the first 30 days of the program, the guarantees provided by the program have been offered at no cost to the Company. Unless the Company opts out of either or both of the TLGP programs before December 5, 2008, the Company will thereafter be assessed fees for its participation in either of the programs.

The TLGP program consists of two components: a temporary guarantee of newly issued senior unsecured debt (the Debt Guarantee Program or “DGP”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program or “TAGP”). The Company is eligible to participate in either or both components of the TLGP.

The DGP is designed primarily to provide liquidity to the bank-to-bank lending market and to help banks roll over unsecured debt. The program specifies that the FDIC will temporarily guarantee (through June 30, 2012) all new senior unsecured debt up to prescribed limits issued by participating financial institutions from October 14, 2008 through June 30, 2009. Coverage under the DGP is available for 30 days without charge and thereafter at a cost of 75 basis points per year multiplied by the amount of debt covered by the program. The Company has not previously issued senior unsecured debt, and has decided to opt out of the debt guarantee program.

Under the TAGP, the FDIC will provide an unlimited guarantee for noninterest-bearing transaction accounts in excess of the existing deposit insurance limit of $250,000 per account. This coverage is effective on October 14, 2008, and will continue through December 31, 2009. Coverage under the TAGP is available for 30 days without charge and thereafter at a cost of 10 basis points per year for the affected noninterest bearing transaction deposits.

The Company is currently assessing the benefit of participation in the TLGP after the December 5, 2008 opt-out date. Although management has not made a final decision relative to the Bank’s participation in the TAGP, management does not believe any assessments under the TAGP would be material to the Bank’s future operating results.

It is not clear at present whether these programs, along with other recently announced liquidity and funding initiatives of the Federal Reserve and other agencies, will result in significant improvement in national financial and economic conditions, including those affecting the banking industry. If the significant levels of volatility and disruption in the credit markets were to continue, and if U.S. economy were to remain in a recessionary condition for an extended period, this would likely have an adverse effect on all financial institutions, including the Company.

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

Presented below is a discussion of those accounting policies that Management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. The Critical Accounting Policies require Management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable likelihood.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $292.8 million at September 30, 2008 compared to $290.0 million at December 31, 2007, representing an increase of $2.8 million or .96%. Total net loans at September 30, 2008 were $212.0 million, an increase of $2.6 million from the December 31, 2007 amount of $209.4 million. For the three months ended September 30, 2008, $23.9 million in loans were originated as compared to $16.3 million, or 46.6% greater than the same period ended September 30, 2007. The Bank continued to see loan requests from new commercial borrowers (not current customers) in the third quarter which is a trend that started in the second quarter of 2008. For the first nine months of 2008, loan originations totaled $66.0 million as compared to $60.2 million during the year-earlier period. The increase of $5.8 million in originations was attributable to lending activity in a number of areas, primarily commercial real estate, residential and home equity lending, farmland and loans to governmental entities. Management recognizes that while new loan origination opportunities exist in a slower economic environment, it would be imprudent to compromise loan pricing and/or underwriting standards simply to attain loan volume targets. As a well-capitalized community bank, it is Management’s goal to continue to a source of credit for commercial businesses, farmers, and consumers during these difficult economic times. Gross loans as a percent of total assets were 73.1% at September 30, 2008, an increase of .20% from December 31, 2007.

Investment securities decreased to $43.4 million at September 30, 2008, or 14.8% of total assets, which is a decrease of $5.1 million from $48.5 million at December 31, 2007. The liquidity available from the investment portfolio was used to fund loan demand. The decline of the national economy has impacted the overall market value of securities and this was a contributor to an increase in the net unrealized loss of the investment portfolio to $872 thousand, net of Federal income taxes at September 30, 2008 as compared to an unrealized loss of $73 thousand at December 31, 2007. All of the Company’s investment securities at September 30, 2008 were held as “available for sale”.

Interest bearing deposits in other banks increased by $3.7 million, due in part, to Management’s desire to have readily available cash given the uncertainty of the general public’s reaction to the rapidly deteriorating economic environment that began towards the end of the third quarter. Federal funds sold decreased $253 thousand from $344 thousand at December 31, 2007 to $91 thousand at September 30, 2008. The Company’s liquidity as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold at September 30, 2008 was

$17.4 million or 5.9% of total assets which is $3.3 million greater than $14.1 million or 4.9% of total assets at December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2008 was $2.008 million compared to $1.950 million at December 31, 2007. The allowance for loan losses, as a percentage of total outstanding loans, increased to 0.94% at September 30, 2008 from 0.92% at December 31, 2007. During the nine months ended September 30, 2008, the Company charged off $124 thousand in loans, recovered $127 thousand from previous write-offs, and provided an additional $55 thousand provision to the allowance.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2008. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved. Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported. It is believed that the impact of the slowing national economy may have a certain trickle-down effect that could impact the economy in our local markets and Management will be reviewing external economic factors which are a component of the allowance calculation during the fourth quarter of 2008. Company policy requires an annual review of those factors to determine if adjustments to the calculations are needed, however, with the speed and magnitude of slowing economy these reviews are likely to be completed at least quarterly, in the near term. Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves. These efforts include the addition of more collateral and/or the collection of payments which served to improve these credits. The results of this improvement in credit quality allowed the previously assigned reserves for criticized loans to be reallocated to newly classified loans or to new loan growth. For a more detailed discussion of Management’s analysis of the loan portfolio, please see the “Allowance for Loan Losses” discussion, above under the section heading of “Critical Accounting Policies”.

The Company had $1.330 million in non-accruing loans at September 30, 2008, or 0.62% of gross loans compared to $1.179 million at December 31, 2007, or 0.56% of gross loans, an increase of $151 thousand or 12.81%. The level of non-accrual loans at March 31, 2008 and June 30, 2008 were $971 thousand and $1.661 million respectively.

Deposits

Total deposits of $240.9 million at September 30, 2008 represented a decrease of $2.1 million from $243.0 million at December 31, 2007. The decline in deposit balances in the third quarter totaled $400 thousand as compared to the $241.3 million at June 30, 2008. The Bank’s deposits declined due to the distribution of an estate account with a balance of over $5 million. The distribution was made just prior to the end of the first quarter of this year. Management was prepared for this outflow of deposits and well aware of the trustee’s distribution plan. The Bank did retain a portion of the distributed estate funds in a certificate of deposit account.

Total certificates of deposit at September 30, 2008 were $132.2 million, down $6.1 million from $138.3 million at December 31, 2007. Due to the events surrounding the larger financial institutions in our market area, the Bank is finding it difficult to retain non-relationship customers due to the higher-than-market interest rates being offered by the larger, liquidity-strapped banks. Management avoids competing for rate-driven time deposits since this is counter to its established asset/liability management strategies and with the goals set for the Bank’s net interest margin.

Non-interest bearing deposits totaled $42.2 million at September 30, 2008, which is a 12.5% increase from $37.5 million at December 31, 2007. Interest-bearing deposits accounted for 82.5% of total deposits at September 30, 2008 and 84.6% at December 31, 2007. Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling rates on the Bank’s net interest margin. However, as a result of this pricing strategy it is expected that volatile deposit accounts may be lost to competition paying higher-than-market rates. Management’s goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

At the end of the third quarter, as negative events were unfolding in the national economy including the renewed concern by the general public of the safety and soundness of their FDIC-insured deposit accounts, the Bank did not experience deposit outflows which were uncharacteristic of our customers’ typical banking patterns. A small number of customers queried Bank staff of the media headlines they were reading about on the state of banks in general. Anticipating the worsening economic conditions and the general public’s growing concern over uninsured deposits, Management was already in the process of joining the Promontory Interfinancial Network. Citizens Bank & Trust Company joined the Network on August 29, 2008. The Promontory Interfinancial Network offers time deposits that provide up to $50 million in FDIC-insured deposits for a single customer. Management considers this as additional offering for customers that insist in having their deposits fully insured by the FDIC and current plans are not to be actively promoting this to the general public.

Other Borrowings

Other borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At September 30, 2008 the Company had total other borrowings of $12.3 million that consisted of $7.3 million in overnight repurchase agreements and a long-term advance with the FHLB of $5.0 million. This is compared to $7.3 million in other borrowings at December 31, 2007, which consisted entirely of overnight repurchase agreements.

Stockholders’ Equity

Stockholders’ equity was $37.2 million at September 30, 2008 compared to $37.3 million at December 31, 2007. The book value per common share was $15.50 at September 30, 2008 compared to $15.33 at December 31, 2007. On July 11, 2008, shareholders were paid a quarterly dividend of $0.17 per share. On September 22, 2008, the Board of Directors approved a cash dividend of $0.17 per share, or $408 thousand, payable to shareholders on October 10, 2008. Total average outstanding shares for the first nine months of 2008 were 2,419,073 shares as compared to the average outstanding shares of 2,439,505 shares for the year ended December 31, 2007.

The Board of Directors and Management recognize the intrinsic value of the Company and they further realize that the market price of the Company’s shares during the first nine months was not representative of that value. The banking industry as a whole has seen stock prices decline during 2007 and 2008, due in part to the investment community’s concern over interest margin compression, subprime lending, the decline in housing values and the indications that the national economy is headed for a recession. The Board reauthorized the stock repurchase plan on September 1, 2008 that extends the plan until November 30, 2008. The plan’s term is for a three month period or until 20,000 shares are purchased within a particular authorized period; whichever occurs first. The plan is renewable every three months, at the discretion of the Board of Directors.

The change in Accumulated Other Comprehensive Loss at September 30, 2008 versus December 31, 2007 was a result of the change in net unrealized losses on available for sale securities. At September 30, 2008, the Company had an accumulated other comprehensive loss of $1.102 million, an increase of $799 thousand from the Accumulated Other Comprehensive Loss of $303 thousand at December 31, 2007. At September 30, 2008 and December 31, 2007, the Accumulated Other Comprehensive Loss included $230 thousand in unfunded pension liability, net of income taxes. The unfunded pension liability is only recomputed as of each December 31.

Net Income

For the nine months ended September 30, 2008 the Company reported net income of $2.453 million as compared to $2.481 million for the same period in 2007; which is a decrease of $28 thousand. Income per basic and diluted share was $1.01 for the nine months ended September 30, 2008 as compared to $1.02 per basic and diluted share for the period ended September 30, 2007.

The Company had an annualized return on average assets of 1.12% and an annualized return on average equity of 8.63% for the nine months ended September 30, 2008, as compared to an annualized return on average assets and average equity of 1.16% and 9.24%, respectively, for the same period in 2007.

For the three months ended September 30, 2008, the Company reported net income of $910 thousand as compared to $767 thousand for the same period in 2007, an increase of 18.6%. Income per basic and diluted share was $0.38 for the three months ended September 30, 2008, as compared to $0.32 per basic and diluted share for the period in 2007.

Net income for the three months ended September 30, 2008 was primarily affected by certain favorable factors such as the large number of time deposit accounts that were maturing or repricing to much lower rates during the quarter than in the previous six months of 2008, and higher non-interest income as compared to the unfavorable decline in loan interest due to declines in loan income from prime-based loans. These matters are discussed below, the first within the Net Interest Income section and in the Non-Interest Income section.

The Company recorded provision for loan losses in the third quarter of 2008 totaling $20 thousand as compared to no provision in the same period of 2007. Management expected to be providing to build up the Allowance for Loan Losses in 2008 due to anticipated loan growth. Management is confident that it has identified problem credits and it is working with borrowers to mitigate credit losses, collection and legal costs. The weakening national economy with its potential impact on the Company’s regional economy could result in additional provision beyond what is already anticipated for the fourth quarter; as of September 30, 2008 the provision for loan losses is expected to be $45 thousand for the final quarter of 2008.

Noninterest income for the first nine months of 2008 was $2.048 million or $311 thousand greater than the same period in 2007. The Company continues to see increases in deposit account fees, ATM fees, and non-deposit product fee income as compared to the first nine months of 2007. Management continues to work at expanding fee income through the Company’s offering of services and products to meet our customers’ needs.

Non-interest expenses for the first nine months of 2008 were $6.604 million, or an increase of 3.2% or $208 thousand from the same period in 2007. Management continues to maintain a strict cost control discipline that includes developing greater operating efficiencies while maintaining a higher level of service to our customers.

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

For the nine months ended September 30, 2008, net interest income was $7.982 million, which was $152 thousand less than $8.134 million for the same period in 2007. The average loan balances for the nine months ended September 30, 2008 were $213.1 million or $7.0 million greater than the nine months ended September 30, 2007 when the average loan balances were $206.1 million. The loan yield decreased 47 basis points to 6.88% for the nine months ended September 30, 2008 from 7.35% for the comparable period in 2007. The prime rate is used as a basis of most commercial loans and commercial mortgages, therefore variable rate loans tied to prime adjusted to lower levels during 2008 and loan pricing for renewing or new loans was also driven lower in comparison to yields in 2007.

The average investment securities balance for the first nine months of 2008 was $48.5 million or $188 thousand lower than the average of $48.7 million for the same period in 2007. The tax-equivalent yield on investment securities for the period in 2008 was 4.90% as compared to 4.74% for 2007, or an increase of 16 basis points from the year-earlier period. Opportunities to reinvest maturing securities into higher yielding securities occurred during the second and third quarters of 2008. The Bank’s investment securities totaled $38.3 million at September 30, 2008, a decrease of $4.3 million from December 31, 2007 when the total was $42.6 million. Liquidity generated by the investment portfolio was used primarily for meeting loan growth during 2008. The Company’s investment securities portfolio declined $500 thousand to $6.0 million from $6.5 million at December 31, 2007. The majority of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The yield on earning assets for the nine months ended September 30, 2008 was 6.47%, a decrease of 35 basis points from the yield of 6.82% reported in the comparable period of 2007. The decrease in the earning assets yield for the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily the result of the reduction of short-term interest rates and its impact on loan yields.

Average interest bearing deposits for the nine months ended September 30, 2008 was $204.0 million or $900 thousand less than the $204.9 million average balance for the nine months ended September 30, 2007. The decrease in interest bearing deposits is attributable to $6.4 million in funds shifting from a money market savings account to the Business Investment Sweeps product which is classified as other borrowings. The transfer was offset by an average increase in interest bearing deposits of $5.5 million.

The cost of interest bearing deposits for the nine months ended September 30, 2008, expressed as a percentage, was 2.94% as compared to 3.12% for the same period of 2007, or a decrease of 18 basis points. Time deposit costs were 4.15% and 4.44% for the nine months ended September 30, 2008 and 2007, respectively, or a decrease of 29 basis points. The competition for time deposits in our markets, during this period, remained strong with some competitors offering significantly higher rates than alternative funding sources such as FHLB advances. Despite competitive rates, Management maintained a disciplined pricing strategy that helped to generally retain existing relationships and attract new deposits. Average non-interest deposit balances for the nine months ended September 30, 2008 was $35.3 million or $1.0 million less than the $36.3 million for the same period of 2007. While a number of factors could be attributable to this decrease, the most likely scenario is higher household costs; especially higher energy costs, such as gasoline, oil and utilities. The cost of deposits for the nine months ended September 30, 2008 was 2.19% or 48 basis points lower than 2.67% for the nine months ended September 30, 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest margin decreased by 16 basis points to 4.12% for the nine months ended September 30, 2008 as compared to 4.28% for the same period in 2007.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$3,367	$58	2.30%	$2,388	$92	5.15%
Loans (1)	213,140	10,975	6.88%	206,103	11,329	7.35%
Investment securities available for sale (2)	48,537	1,810	4.90%	48,725	1,732	4.74%
Federal funds sold	459	8	2.29%	2,490	96	5.08%
Total interest earning assets	$265,503	$12,851	6.47%	$259,706	$13,249	6.82%

Total average non-earning assets	27,786			27,124
Less: allowance for credit losses	1,998			1,932
Net average non-earning assets	25,788			25,192
TOTAL AVERAGE ASSETS	$291,291			$284,898

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$34,054	$42	0.16%	$36,143	$43	0.16%
Savings	33,717	221	0.88%	34,362	274	1.07%
Time deposits	136,219	4,233	4.15%	134,436	4,465	4.44%
Other borrowings	11,838	170	1.92%	5,400	151	3.74%
Total interest bearing liabilities	$215,828	$4,666	2.89%	$210,341	$4,933	3.14%

Noninterest bearing liabilities:
Noininterest bearing demand	35,311			36,307
Other liabilities	2,307			2,335
Total noninterest bearing liabilities	37,618			38,642

Stockholders' equity	37,845			35,915
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$291,291			$284,898

Net interest income		$8,184			$8,316
Net interest spread			3.58%			3.69%
Net interest margin			4.12%			4.28%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, OREO and Loans Held for Sale, and ATM fees. For the nine months ended September 30, 2008, non-interest income increased 17.9% to $2.048 million compared to $1.737 million, or $311 thousand greater than the same period in 2007. Revenue from the net gain on sale of securities and OREO is considered as non-recurring revenue, therefore non-interest income, excluding these items was $2.028 million for the nine months ended September 30, 2008 and $1.722 million for the same period in 2007; or an increase of $306 thousand. Below is a representation of the changes to the significant components.

	Nine months ended
(Dollars in thousands)	September 30,	September 30,	%
	2008	2007	Change

Noninterest Income
Service charges on deposit accounts	$1,065	$911	16.9%
Net gain on sales of loans	87	80	8.8%
Net gain on sale of securities	20	-	100.0%
Net gain on sale of OREO	-	15	-100.0%
Income from bank owned life insurance	231	212	9.0%
ATM fee income	380	296	28.4%
Other income	265	223	18.8%
Total noninterest income	$2,048	$1,737	17.9%

•	Service charges on deposit accounts increased 16.9% or $154 thousand primarily as the result of higher overdraft fees.

•	Net gain on sales of loans increased 8.8% or $7 thousand as a result of the increase in the number of loans sold in the secondary market.

•	ATM fee income increased 28.4% or $84 thousand as a result of increased customer and non-customer usage.

•	Other income increased 18.8% or $42 thousand primarily due to commissions earned on non-deposit investment services and title company dividends.

Noninterest Expense

Noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. For the nine months ended September 30, 2008, non-interest expense increased $208 thousand to $6.604 million as compared to $6.396 million for the comparable period in 2007, or an increase of 3.3%.

Management has been working, over the last 3 years, to establish stricter controls over noninterest expenses, and these efforts are being realized by the moderate increases in non-interest expenses over the previous year. The following table outlines the changes in significant components:

Noninterest Expense (continued)

	Nine months ended
(Dollars in thousands)	September 30,	September 30,	%
	2008	2007	Change
Noninterest Expense
Salaries and employee benefits	$3,857	$3,758	2.6%
Net occupancy expense	439	414	6.0%
Equipment expense	471	518	-9.1%
Other operating expense	1,837	1,706	7.7%
Total noninterest expense	$6,604	$6,396	3.3%

•	Salaries and employee benefits increased $99 thousand as a result of increases for cost of living adjustments and the employee incentive program.

•	Net occupancy expense increased $25 thousand primarily as a result of increases in building repairs and maintenance and the addition of the Midlothian loan production office.

•	Equipment expense decreased $47 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated.

•

Other operating expense increased $131 thousand primarily from increases in marketing costs, higher collection and postage expenses, increased cost in various line items related to higher fuel costs and one-time costs associated with the conversion of the Bank’s IT network infrastructure.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the Company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the FHLB, the Federal Reserve Bank of Richmond and other correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of September 30, 2008 the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$44,100,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	2,700,000
Total Off-Balance Sheet Borrowing Lines	$66,200,000

During the first quarter of 2008, the Company acquired a $5 million, five-year advance from the FHLB at a fixed interest rate of 2.47% for the first two years of the advance. The Company’s growth forecast and strategic planning anticipated the need for wholesale funding that would supplement retail deposit growth. Market rates during the first quarter offered Management with the opportunity to take the advance at this time rather than later in 2008. The rate mentioned above is 24 basis points less than the lowest annual cost for time deposit accounts the Bank has incurred in the last ten years. After the first two years, Management will have several options should the advance be converted by the FHLB, those options include: paying the advance in full, refinancing the advance into another FHLB advance product, or accept to pay a floating rate of interest based upon LIBOR for the remaining term of the advance. The initial fixed rate of 2.47% will remain in effect, beyond the first two years, if the FHLB does not exercise its quarterly convertible option.

The Company had $12.3 million in other borrowings at September 30, 2008, which represented a $5.0 million or 67.7% increase from $7.3 million at December 31, 2007. At September 30, 2008, other borrowings consisted of the $5.0 million long-term advance from the FHLB described above and $7.3 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

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

Capital Resources

Stockholders’ equity at September 30, 2008 and December 31, 2007 was $37.2 million and $37.3 million, respectively. Total number of common shares outstanding was 2,400,980 shares at September 30, 2008 and 2,434,550 shares at December 31, 2007. The decrease of 33,570 shares represents the number of shares repurchased by the Company under the stock repurchase plan that the Board of Directors initiated in September 2007. Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2008, the Company’s Tier 1 and total risk-based capital ratios were 19.57% and 20.59%, respectively, compared to 19.0% and 19.9% at December 31, 2007. The Company’s leverage ratio was 13.17% at September 30, 2008 compared to 12.9% at December 31, 2007. The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, our Management, including our Chief Executive Officer and Chief Financial Officer, is also responsible for establishing and maintaining adequate internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors That May Affect Future Results.

There are no material changes from any of the risk factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K, other than the addition of the following risk factor:

Recent disruptions in the financial markets, particularly if economic conditions worsen considerably, could have an adverse effect on our financial position or results of operations.

There have been disruptions of historic proportions in the financial system in the United States and globally during the year. Dramatic declines in the national housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity amongst financial institutions. Since the beginning of the third quarter of 2008, this situation has worsened significantly.

The United States government has taken unprecedented steps recently to try to stabilize the financial system, including investing in financial institutions under the umbrella of its October 2008 Troubled Asset Relief Program. Our financial condition and results of operations could be adversely affected by further disruptions in financial markets, a prolonged recessionary period, continuing concerns regarding the capital and liquidity positions of financial institutions and uncertainties regarding further governmental action in an effort to stabilize the industry, or provide additional regulation of the industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2007, the Board of Directors of the Company voted to establish a stock repurchase plan. The Plan went into effect on September 1, 2007, for an initial three month term ending November 30, 2007. The Plan was extended for additional three month terms by the Board of Directors at its regularly scheduled meetings on November 28, 2007, February 21, 2008, May 22, 2008 and August 21, 2008. The Board of Directors reviews the results of the repurchase plan, monthly. The continuation of the repurchase plan is evaluated by the Directors prior to the reauthorization of the repurchase plan for an additional 3-month period. The Company will consider repurchasing additional shares based upon a number of factors including market conditions, the Company’s performance, and other strategic planning considerations.

The table below indicates the shares that were repurchased since the inception of the plan on September 1, 2007 and under subsequent reauthorizations of the plan:

				Maximum
			Total Number of	Number of Shares
	Total	Weighted	Shares Purchased	That May Yet Be
Authorization	Number of	Average Price	as Part of Publicly	Purchased Under
Periods	Shares	Paid per Share	Announced	the Current
	Purchased	($)	Program	Authorization
Sept. 1 - Nov. 30, 2007	6,200	$16.16	6,200	N/A
Dec. 1, 2007 - Feb. 29, 2008	8,115	$15.38	14,315	N/A
March 1 - May 31, 2008	6,723	$15.67	21,038	N/A
June 1 - August 31, 2008	13,732	$14.85	34,770	N/A
Sept. 1 - Sept. 30, 2008	5,000	$15.50	39,770	15,000
Total	39,770	$15.38	39,770	15,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	November 13, 2008	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	November 13, 2008	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350