Form 10-K
period 2008-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2009-03-31
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☐	EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-50576

_______________

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

_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of voting stock held by non-affiliates was $34,381,146 on June 30, 2008.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,383,380 as of March 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Page
ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	13

ITEM 1B.	UNRESOLVED STAFF COMMENTS	16

ITEM 2.	PROPERTIES	16

ITEM 3.	LEGAL PROCEEDINGS	17

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	17

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES	18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	21

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	39

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	41

ITEM 9A.	CONTROLS AND PROCEDURES	41

ITEM 9B.	OTHER INFORMATION	42

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND
CORPORATE GOVERNANCE	42

ITEM 11.	EXECUTIVE COMPENSATION	42

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	42

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	43

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	43

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	43

PART I

ITEM 1.	BUSINESS

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

The Bank holds a 0.352% ownership in Infinex Investments, Inc., which delivers investment services to customers through the use of a dual-employee broker. The Bank also holds an 8.75% ownership interest in Bankers Title, LLC, which is a provider of title insurance. The Company has an ownership interest of 1.66% in CBB Financial Corp. whose sole subsidiary is Community Bankers’ Bank, a provider of correspondent banking services exclusively to financial institutions. The financial position and operating results of these investments are not significant to the Company as a whole and are not considered principal activities of the Company.

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

Employees

As of December 31, 2008, the Company and the Bank employed 113 full-time equivalent employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees. Competition in the industry is intense for employees; however, the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.

Competition

The Bank competes for business with numerous other financial institutions including large national and regional banks, credit unions, other community banks, mutual funds, brokerage firms and insurance companies offering deposit products. Some of these firms do not have a physical presence in our markets, but offer their products via the Internet. Factors such as interest rates offered for loan and deposit products, the number and location of branches, the reputation of the Bank affect the competition for deposits and loans. The Bank’s marketing and business development efforts are concentrated on developing long-term customer relationships, and building customer loyalty by providing loan and deposit products and financial services that meet our customers’ needs. The Bank targets individual retail and small-to-medium size commercial customers.

The Bank’s trade areas include the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia. The Bank also serves a significant number of residents in the counties of Cumberland and Lunenburg, Virginia as well as the western part of Dinwiddie County, Virginia. The following data reflects the Bank’s market share in its primary market places at June 30, 2008, according to information obtained from the FDIC website. In Amelia County, the Bank held 25.78% of the market share, in Nottoway County, 58.52%, in Prince Edward County, 12.07%, in Chesterfield County, 0.09%, in Mecklenburg County, 0.31% and in the City of Colonial Heights, 1.24%.

Credit Policies and Loan Activities

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

The Bank obtains commercial and personal loans through direct solicitation of business owners and customers. Completed commercial loan applications are reviewed by loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines which consider appraised value, market conditions, borrower strength, collateral value, and borrower’s ability to service the debt.

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

Under current underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his/her employment and other income and are secured by real estate whose value tends to be readily ascertainable. These loans are made consistent with the Bank’s appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 85% for first liens. Higher loan-to-value ratios are allowed based on the borrower’s unusually strong general liquidity, net worth and cash flow. Combined loan-to-value ratios for home equity lines of credit generally do not exceed 90%. The Bank will originate and sell most fixed-rate, first mortgage loans to secondary market correspondent lenders. First mortgage loans are also originated for borrowers who meet the qualifications of the following lending programs: FHA, VA, USDA and the Virginia Housing and Development Authority.

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

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes the more significant provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Neither the Company nor the Bank participated in the U.S. Department of the Treasury’s Capital Purchase Plan (CPP) that is part of the Emergency Economic Stabilization Act of 2008 (EESA), enacted October 3, 2008. If an institution’s primary federal regulator approves a request to participate in the CPP, the Treasury acquires preferred stock and stock warrants in the institution in exchange for the capital infusion. The Board of Directors and Management carefully considered all programs that have resulted from the ESSA and the guarantee programs sponsored by the FDIC. The Bank is a participant in the Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions until December 31, 2009. It is not clear at this time what impact the EESA, the American Recovery and Reinvestment Act of 2009, or other initiatives of the U.S. Department of the Treasury and other bank regulatory agencies that have been announced, or any additional program that may be initiated in the future, will have on the financial markets, the financial services industry, the Company or the Bank. With continuing legislative and governmental efforts in Washington, DC to address the current economic crisis, we cannot forecast how federal regulation of financial institutions may change in the future and what its resulting impact will be on the Company and the Bank.

Regulation of the Company

The Company must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (SEC). The Company is affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination, otherwise known as “whistleblower” policy and provisions; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increased penalties for existing crimes and created new criminal offenses. While the Company has incurred additional expenses and we expect to continue to incur additional expenses in complying with the requirements of the SOX Act and related regulations adopted by the SEC and the Public Company Accounting Oversight Board, we anticipate that those expenses will not have a material effect on the Company’s results of operations or financial condition.

The Company will not be required to comply with the Section 404(b) reporting requirements for auditor attestation for the year ending December 31, 2008. The Securities and Exchange Commission approved a one-year extension of the Section 404(b) requirement for non-accelerated filers that would require an independent auditor attestation of the Company’s internal controls over financial reporting beginning with the year ending December 31, 2009.

The Company is also subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (BHC Act) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks.

The Bank Holding Company Act

Activities at the bank holding company level are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval from the Federal Reserve before acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the BHC Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is reputably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

Since September 1995, the BHC Act has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the Federal Deposit Insurance Corporation (FDIC) insurance funds. For example, a bank holding company must commit resources to support its subsidiary depository institution(s). In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

The Federal Deposit Insurance Act (FDI Act) provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of the Bank.

As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of at least 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interest in common equity accounts of consolidated subsidiaries less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, a limited amount of the loan loss allowance and pretax unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;
•	the Tier 1 Capital ratio; and
•	the Leverage ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a Leverage ratio of 5% or greater,

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater,

•	“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances, or a Leverage ratio of less than 4%;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a Leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

At December 31, 2008, the total capital to risk-weighted assets ratio of the consolidated Company was 20.5%, Tier 1 capital to risk-weighted assets ratio was 19.4% and the Leverage ratio was 13.0%. As of December 31, 2008, the Company was considered to be “well capitalized”. For the Bank at December 31, 2008, the total capital to risk-weighted assets ratio of the consolidated Company was 17.3%, Tier 1 capital to risk-weighted assets ratio was 16.2% and the Leverage ratio was 11.0%. As of December 31, 2008, the Bank was considered to be “well capitalized”.

Payment Limits on Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. Both the Company and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition of the institution. In addition, the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute.

The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. Payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. The Company’s dividend policy limits payments to 60% or less of the trailing 12-month net earnings. For the year ended December 31, 2008, the Company declared $1,637,186 in dividends payable to shareholders or 53% of trailing earnings.

Regulations affecting the Bank

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

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

Insurance of Deposit Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

FDIRA also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $244,492, of which $115,795 and $92,558 was applied to offset assessments in 2008 and 2007, respectively. As of December 31, 2008, the Bank had a remaining credit of $35,612 that is expected to be applied in 2009. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits. The FDIC has authority to impose special assessments from time to time.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit market. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The final rule implementing the TLGP was approved by the FDIC

Board of Directors on November 21, 2008. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (Transaction Account Guarantee Program). The Bank is participating in the Transaction Account Guarantee Program. Institutions participating in one or both of these programs are required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or June 30, 2012, whichever is earlier. The Company and the Bank has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program. The Company and the Bank have filed the necessary Opt-Out forms with the FDIC in order to not participate in the Debt Guarantee Program. At this time, neither the Company nor the Bank has any plans to issue senior unsecured debt that would mature prior to, or on June 30, 2012.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. The Bank has customer accounts that qualify for this coverage and has been incurring assessment charges since November 13, 2008.

With higher levels of bank failures, the FDIC’s Deposit Insurance Fund has declined significantly. On December 16, 2008, the FDIC Board adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. The FDIC also proposed changes to take effect beginning in the second quarter of 2009 that would require riskier institutions to pay larger assessments. The comment period for these proposed changes ended on December 17, 2008. The FDIC has not yet announced a final rule with respect to these proposed changes.

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

Reserve Requirements

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

These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement reduces the amount of the institution’s interest-earning assets.

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

USA Patriot Act

The USA Patriot Act, which became effective on October 26, 2001, amends the Bank Secrecy Act and is intended to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the Treasury, to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and there is a cost of compliance, the USA Patriot Act does not materially affect the Bank’s products, services or other business activities.

Reporting Terrorist Activities

The Federal Bureau of Investigation (FBI) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury and contact the FBI.

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC sends banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

Consumer Protection

The Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act, requires financial institutions to implement policies and procedures that track identity theft incidents; provide identity-theft victims with evidence of fraudulent transactions upon request; block from reporting to consumer reporting agencies credit information resulting from identity theft; notify customers of adverse information concerning the customer in consumer reporting agency reports; and notify customers when reporting negative information concerning the customer to a consumer reporting agency.

Other Safety and Soundness Regulations

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

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the Act.

Check Clearing for the 21st Century Act (Check 21)

Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation has not significantly increased our capital spending, but has increased efficiency of the Bank’s operations.

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

Availability of Information

The Company’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

A continuation or further deterioration of the current economic environment could adversely impact our financial condition and results of operations.

The Company and the Bank are headquartered in the Town of Blackstone, which is part of Nottoway County, in Virginia. Our market includes the counties of Amelia, Nottoway, Prince Edward, Chesterfield, the City of Colonial Heights, the Town of South Hill and adjoining counties, all located in the Commonwealth of Virginia. Because our lending is concentrated in this market, we will be affected by the general economic conditions in this market. Changes in the suburban and rural markets we serve may influence the growth rate of our loans and deposits, the quality of the loan portfolio and the loan and deposit pricing that we may obtain. Significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Company’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions. The Company has recognized a higher loan loss provision during 2008 as the level of nonperforming and delinquent loans slowly increased throughout the period. Additionally, the environmental factors used in Management’s calculation of the Allowance for Loan Losses (which forecasts the effects of several market factors upon the risk of incurring loan losses) was increased in the last quarter of 2008 to coincide with the worsening economic conditions that are forecasted. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not clear at this time what impact the EESA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin.

Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin. We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. The greater the amount of maturities or re-pricing that occurs in any given period to either the earning assets or to the interest-bearing deposit liabilities will result in a greater sensitivity to fluctuating interest rates. Customer preferences for certain loan types, fixed-rate versus adjustable-rate, and preferences towards deposit products that may or may not be interest bearing, and savings versus time deposits all contribute to potentially impacting the interest margin; either favorably or unfavorably. Although management is unable to control these preferences, there are processes that assist in monitoring and planning for such changes in customer preferences. At December 31, 2008, the Company’s balance sheet was positioned to be liability-sensitive for the next 12 months, which means decreases in interest rates should have a net favorable effect on the interest margin. In the longer term, the balance sheet becomes asset sensitive and increases in interest rates, in the longer term, will have a favorable impact on the interest rate margin. However, changes in interest rates that are contrary to these expectations, could negatively impact the interest margin and ultimately earnings.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Deterioration in economic conditions, such as the deepening recession, could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Any additional credit losses or deterioration in credit quality could negatively impact our financial results.

Management seeks to maintain a loan portfolio that is well diversified in terms of risk and credit quality. As of December 31, 2008, the portfolio consisted of the following loan categories: residential (1-to-4 family) loans 47.7%, commercial real estate and construction loans 35.3%, commercial loans 9.3%, and consumer loans 7.7%. Our lending focus has generally favored real estate-secured loans over unsecured loans, as a means of mitigating possible losses due to credit losses. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could adversely affect our customers’ ability to repay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income.

Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting and disclosure practices. These regulations are applicable to the Company. We experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on the effectiveness of our internal controls as a result of the Sarbanes-Oxley Act. The regulations are applicable to us for the year ending December 31, 2008 with respect to management’s attestation to the effectiveness of internal controls as it relates to financial reporting. Under current regulations, our auditors will be required to attest to the effectiveness of our internal controls over financial reporting for the year ending December 31, 2009. This final implementation of the Act requirements will result in increased audit fees.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

The corporate headquarters of Citizens Bancorp of Virginia, Inc, and the main office of the Bank are located at 126 South Main Street, Blackstone, Virginia. The location consists of a full service banking office, loan and deposit operations, finance, human resources, risk management and compliance. Additional banking offices located within Nottoway County at 101 North Main Street, Blackstone, Virginia; 1575 South Main Street, Blackstone, Virginia; 210 Carter Street, Crewe, Virginia; and 102 Second Street, Northeast, Burkeville, Virginia. In Amelia County, the banking office is located at 9060 North Five Forks Road. Banking offices in Prince Edward County are located at 1517 West Third Street (Route 460 West), Farmville and 712 South Main Street, Farmville. The Chesterfield County banking office is located at 10001 Courtview Commons Lane, Chesterfield. In the City of Colonial Heights the banking office is located at 946 Southpark Boulevard. In Mecklenburg County the banking office is located at 622 East Atlantic Street, South Hill, Virginia. All real estate and improvements at these locations are owned by the Bank except for the real estate at the Chesterfield branch, which is under a lease agreement for five years renewable for five additional terms of five years each. The original lease term is scheduled to end April 30, 2009. The Bank maintains a Loan Production Office located at 201 Wylderose Commons, Midlothian, Virginia in leased office space where the original lease term is for one year, and is renewable, every September.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 covered by this report to security holders of the Company through a solicitation of proxies or otherwise.

(Remainder of this page is left blank, intentionally.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Performance and Dividends

Shares of the Company’s common stock trade through the Over-the-Counter Bulletin Board (OTCBB) under the symbol “CZBT.” As of March 20, 2009, the Company had approximately 821 shareholders of record. As of that date, the closing price of the common stock was $11.25. The chart below illustrates the high and low bid prices of common stock as reported on the OTCBB and the dividends declared during the last two years.

Market Price and Dividends

	2008			2007
Quarter	High	Low	Dividends	High	Low	Dividends
First	$ 16.35	$ 11.25	$ 0.17	$ 19.10	$ 17.00	$ 0.16
Second	$ 15.90	$ 14.00	$ 0.17	$ 18.00	$ 17.01	$ 0.16
Third	$ 16.30	$ 14.25	$ 0.17	$ 18.00	$ 15.55	$ 0.16
Fourth	$ 16.50	$ 15.13	$ 0.17	$ 16.85	$ 15.10	$ 0.17

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiary, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation,” above.

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

The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The state of Virginia and the Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

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

Stock Repurchases

The Board of Directors of the Company did approve a Stock Repurchase Plan at its regular meeting on July 18, 2007. The Repurchase Plan is structured under the Securities and Exchange Commission’s Rule 10b5-1. The Company appointed FTN Midwest Securities Corp. of Nashville, Tennessee and New York City, New York, to oversee the acquisition of the Company’s stock. The Plan went into effect on September 1, 2007, for an initial three month term ending November 30, 2007. The Plan calls for the repurchase of up to 20,000 shares of stock for each three month term. The Repurchase Plan was extended for additional three month terms by the Board of Directors at its regularly scheduled meetings on November 28, 2007, February 21, 2008, May 22, August 21, and November 20, 2008. At the meeting held February 26, 2009, the Board appointed Scott & Stringfellow, Inc. and its affiliate BB&T Capital Markets both of Richmond, Virginia to oversee the Rule 10b5-1 Plan effective March 2, 2009 until May 29, 2009. The Plan continues to be limited to the repurchase of 20,000 shares per term and the maximum per share price to be paid is $16.00.

The table below represents the record of when shares of common stock were repurchased during the most recent fiscal quarter.

Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
October 1 to
October 31, 2008	5,000	$ 15.00	44,770	15,000
November 1 to
November 30, 2008	-	$ -	44,770	20,000
December 1 to
December 31, 2008	5,000	$ 13.00	49,770	15,000

Total	10,000	$ 14.00

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five years as compared to the total return on the Russell 3000 Index and the SNL $250-$500 Million Bank Index as reported by SNL Financial.

(Remainder of this page is left blank, intentionally.)

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	level of market interest rates;
•	changes in general economic and business conditions in our market area;
•	the successful management of interest rate risk; including changes in interest rates and interest rate policies;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	the value of securities held in the Company’s investment portfolio;
•	the ability to successfully manage growth or to implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on an experienced management team, including ability to attract and retain key personnel;
•	changes in banking regulations, generally accepted accounting principles and;
•	competition with other banks, financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	the ability to rely on third party vendors that perform critical services for the Company;
•	technology utilized by the Company;
•	maintaining expense controls and asset qualities as new branches are opened or acquired;
•	maintaining capital levels adequate to support growth;
•	changing trends in customer profiles and behavior; and
•	changes in other laws and regulations.

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

The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Financial Statements. As of December 31, 2008, management believes that the Allowance for Loan Losses is appropriate for the expected loss in the loan portfolio as of that date.

Executive Overview

The Company reported net income of $3,087,000 in 2008, a decrease of 9.07% or $308,000 from 2007 net income of $3,395,000. Net income on a basic and diluted per share basis was reported as $1.28 and $1.38 in 2008 and 2007, respectively. Core earnings of the Company in 2008 were strong despite the overall level of interest rates which impacted the net interest margin and the need to provide $245,000 in additional allowance for loan losses, and a full year of staffing the Midlothian Loan Production Office. Improvements in non-interest income of $326,000 and strong expense management efforts that resulted in only a 2.30% increase in non-interest expense for 2008 as compared to 2007, combined to help offset some of the effects on the net interest margin resulting from the decline in interest rates and the loan loss provision. Net income for 2007 represents a historical record for the Company. Earnings for 2007 included a one-time recovery of a previously charged-off loan resulting in a recovery of the provision for loan losses totaling $157,400, net of income taxes. Core earnings for 2007 exclusive of the recovery were $3,237,834, or $1.33 per share.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2008 and 2007.

Summary of Financial Results by Quarter

	Three Months Ended
(in thousands)	2008				2007
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$ 4,127	$ 4,209	$ 4,150	$ 4287	$ 4,456	$ 4,428	$ 4,439	$ 4,200
Interest expense	1,448	1,434	1,542	1,689	1,758	1,718	1,655	1,561
Net interest income	2,678	2,775	2,608	2,598	2,698	2,710	2,784	2,639
Provision for loan losses	190	20	25	10	(238)	-	-	-
Net interest income after	2,488	2,755	2,583	2,588	2,936	2,710	2,784	2,639
Provision for loan losses
Non-interest income	684	711	700	637	669	585	612	540
Non-interest expense	2,310	2,225	2,235	2,143	2,317	2,233	2,118	2,045
Income before applicable income taxes	862	1,241	1,048	1,082	1,288	1,062	1,278	1,134
Applicable income taxes	228	331	285	303	373	296	373	325
Net Income	$ 634	$ 910	$ 763	$ 779	$ 914	$ 766	$ 906	$ 809

Net income per share, basic and diluted	$ 0.26	$ 0.38	$ 0.32	$ 0.32	$ 0.37	$ 0.32	$ .37	$ 0.33

Summary

Total assets increased $15.2 million during 2008 from $289.9 million in 2007 to $305.1 million, or a 5.2% increase. Net loans increased $1.5 million during 2008 from $209.4 million in 2007 to $210.9 million, or a 0.7% increase. Average earning assets for 2008 increased by $5.7 million as compared to the annual average for 2007. This increase was the result of average loan balances increasing $6.0 million and federal funds sold increasing $1.9 million over the prior year.

Total deposits were $249.1 million at December 31, 2008, an increase of $6.1 million or 2.5% compared to $243.0 million at the end of 2007. On average, deposit account balances were $241.0 million for 2008 as compared to $242.0 million for 2007; or a decrease of $1.0 million. The deposit category that saw the highest average balance increase over 2007 was time deposits which was up $2.3 million. Meanwhile, average savings deposit balances were down $1.4 million and average interest bearing demand deposits were down $1.3 million. Non-interest bearing demand deposit accounts decreased by $956 thousand from the previous year. Other borrowings consisted of term advances from the Federal Home Loan Bank of Atlanta, overnight commercial repurchase agreements known as the Investment Sweeps product, which are non-deposit accounts, not insured by FDIC, however the accounts are collateralized by the Bank with US Government or Federal Agency securities sufficient to cover average account balances. During 2008 the Investment Sweeps product balances averaged $7.0 million; or an increase of $1 million over the balance for 2007 of $6.0 million. Typically, most increases in the Investment Sweeps product will come at the detriment of non-interest bearing demand deposit balances.

In 2008, Management obtained two advances from the Federal Home Loan Bank of Atlanta for the purposes of funding balance sheet growth while choosing not to be limited to higher-costing time deposits. The illiquidity of some larger financial institutions has forced the Bank to turn to retail time deposits, which have resulted in higher interest rates for time deposits in our markets than would otherwise exist during better economic conditions. While management has a preference for customer deposits, advances provide greater flexibility, especially during times when deposit gathering is difficult and more costly.

Stockholders' equity balance at December 31, 2008 decreased by $1.0 million from the year earlier ending balance of $37.3 million during 2008, predominantly due to the increase in the unfunded pension liability recorded at year-end. Pension plan assets declined significantly as a result of market declines in the fourth quarter. Book value per share increased 0.85% or $0.13 to $15.20 at December 31, 2008, from $15.33 at December 31, 2007.

The Company’s return on average assets (ROAA) for 2008 was 1.06% compared to 1.19% in 2007 while the return on average equity (ROAE) was 8.18% for 2008 compared to 9.38% in 2007. It is important to note that the net earnings for 2007 included a one-time recovery of a previously charged-off loan that contributed an additional $157 thousand, net of tax, to the Company’s core earnings for that year. The Company’s 2008 earnings were impacted primarily by the rapid decline in interest rates that began during the latter part of 2007 and continued through December 2008. Short-term rates, particularly the prime rate declined 100 basis points between September and December 2007, but declined another 400 basis points between January and December 2008. The decline in the prime rate was in response to the economic crisis currently facing the global economies. The declining prime rate impacted earning assets more quickly than it did for interest bearing liabilities, especially time deposits, since these liabilities do not reprice as quickly as variable rate assets like home equity loans, commercial loans and federal funds sold. The effect on the net interest margin is evident when you see the decline in average earning asset yields of 6.80% for 2007 down to 6.39% for 2008, or a decrease of 41 basis points. Meanwhile, average interest bearing deposit yields (cost) declined 28 basis points between 2007 and 2008; a net decline in the net interest margin of 13 basis points. Another year-to-year impact to earnings is due to the $483 thousand swing from a provision recovery of $238 thousand (before tax) in 2007 to a $245 thousand (before tax) loan loss provision in 2008. Management’s ongoing efforts to expand non-interest income opportunities continued to produce positive results in 2008 as income increased $327 thousand to $2.733 million as compared to $2.406 million for 2007. Non-interest expense for 2008 increased $201 thousand to $8.914 million as compared to $8.713 million for the year earlier period or a 2.31% increase. Approximately $80 thousand of 2008’s non-interest expense included one-time charges related to the conversion of the Bank’s network communications infrastructure that introduced greater bandwidth and allows rapid re-routing of the network from the Bank’s main production site to its business resumption center in the event of a disaster at the main production site. The effective income tax rate for the Company decreased for 2008 to 27.07% as compared to 28.71% for 2007.

The following table summarizes the net changes in the income statement as discussed above:

			Net	Percent
(in thousands)	2008	2007	Change	Change
Return on Average Assets	1.06%	1.19%	(.13)	(1.09)%
Return on Average Equity	8.18%	9.38%	(1.20)	(12.80)%
Net interest income	$ 10,660	$ 10,831	$ (171)	(1.58)%
Provision for (Recovery of) loan losses	245	(238)	483	202.94%
Non-interest income	2,732	2,406	326	13.55%
Non-interest expense	8,914	8,713	201	2.31%
Net income before provision
for income taxes	4,233	4,762	(529)	(11.10)%
Income taxes	1,146	1,367	(221)	(16.16)%
Net Income	$ 3,087	$ 3,395	$ (308)	(9.07)%
Net Income, exclusive of one- time provision recoveries	$ 3,087	$ 3,238	$ (151)	(4.66)%

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

The following two tables provide information needed to understand the impact on net interest income as it relates not only to changes in mix but also the impact from the combination of changes in rate and volume. As illustrated in the tables below, net interest income, on a tax equivalent basis, decreased $142 thousand in 2008 as compared to 2007 primarily as a result of a greater decline in interest yields on earning assets than the decline in costs for interest-bearing liabilities. Yields for earning assets decreased 41 basis points in 2008 as compared to 2007, however, interest-bearing liabilities decreased by only 34 basis points from 2007 or 7 basis points less than earning assets.

The increase in volume on interest earning assets is primarily the result of executing the Company’s strategic plan aimed at profitable growth of the Bank, with the focus of managing the net interest margin and high asset quality. The decrease in interest bearing liability costs is primarily the result of lower short-term interest rates. The Company’s efforts are still to focus on growing low-cost deposits, provided these growth efforts are consistent with our goal of managing the overall interest margin.

Rate and Volume Analysis(1)

The following table depicts the changes in interest income and interest expense caused by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to the previous period.

	2008 vs. 2007			2007 vs. 2006
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$ (643)	$ (1,076)	$ 433	$ 1,130	$ 913	$ 216
Securities available for sale(2)	$ 29	148	(119)	82	50	32
Restricted securities	$ 5	(6)	11	(11)	-	(11)
Federal funds sold and other	$ (111)	(184)	73	113	(9)	122

Total interest-earning assets	(720)	(1,118)	398	1,314	954	359

Liabilities:
Demand deposits	-	2	(2)	(2)	-	(2)
Savings deposits	(102)	(87)	(15)	174	160	14
Time deposits	(486)	(588)	102	1,020	834	186
Other borrowings	10	(132)	142	12	(17)	29

Total interest-bearing liabilities	(578)	(805)	227	1,204	977	227

Net interest income	$ (142)	$ (313)	$ 171	$ 110	$ (23)	$ 132

Notes:

(1) Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.

(2) Income is reported on a tax-equivalent basis, assuming a federal income tax rate of 34%.

(The remainder of this page is left blank, intentionally.)

Average Balance Sheet Data
(In thousands)
				Years Ended December 31,

		2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets:

Loans	$213,350	$14,551	6.82%	$207,317	$15,194	7.33%	$204,224	$14,064	6.89%
Securities Available for Sale	45,833	2,319	5.06%	48,264	2,290	4.74%	47,575	2,208	4.64%
Restricted Securities	878	39	4.44%	638	34	5.33%	834	44	5.28%
Federal funds sold and other	6,793	138	2.03%	4,918	249	5.06%	2,515	136	5.41%

Total interest earning assets	266,854	17,047	6.39%	261,137	17,767	6.80%	255,148	16,452	6.45%

Non-interest earning assets:

Cash and due from banks	9,684			9,495			7,445
Premises and equipment, net	7,685			7,952			7,477
Other assets	10,342			9,832			10,022

Less allowance for loan losses	(2,008)			(1,933)			(1,986)

TOTAL	$292,557			$286,483			$278,106

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$34,246	$56	0.16%	$35,524	$56	0.16%	$36,923	$58	0.16%
Savings deposits	33,413	289	0.86%	34,818	391	1.12%	32,853	217	0.66%
Time deposits	137,530	5,549	4.03%	135,212	6,035	4.46%	130,504	5,015	3.84%
Other borrowings	11,901	220	1.85%	5,953	210	3.53%	5,152	198	3.84%

Total interest bearing liabilities	217,090	6,114	2.82%	211,507	6,692	3.16%	205,432	5,488	2.67%

Non-interest bearing liabilities:

Demand deposits	35,466			36,422			36,190
Other	2,263			2,365			1,849

	254,819			250,294			243,471

Shareholders' equity	37,738			36,189			34,635

TOTAL	$292,557			$286,483			$278,106

Net interest earnings		$10,933			$11,075			$10,964

Interest rate spread			3.57%			3.64%			3.78%

Net interest margin			4.10%			4.24%			4.30%

Notes: Tax-exempt interest income for investment securities has been adjusted to a tax-equivalent basis, resulting in an increase in interest income of $273, $244 and $252 for 2008, 2007 and 2006 respectively. The federal tax rate of 34% was used.

Non-Accrual loans are included in average loans outstanding.

Noninterest Income

The Company’s noninterest income increased 13.55% to $2.732 million in 2008, compared to $2.406 million in 2007, which is an increase of $326 thousand. When non-interest income is viewed exclusive of net gains on other real estate owned and investment securities gains, the result for 2008 is $2.712 million as compared to $2.391 million, an increase of $321 thousand or 13.43% as compared to 2007. With the exception of net gains, growth in noninterest income for 2008 is attributable to further growth in ATM transactions and increases in other fee services particularly in non-deposit investment services and service charges on deposit accounts. The Company’s strategic plan remains focused on expanding the level of services where fees can be charged and that serves to deepen the Bank’s customer relationships, in its existing markets.

The following table illustrates the main revenue sources for non-interest income:

(in thousands)			Net	% of Yr/Yr
	2008	2007	Change	Change
Service charges on deposit accounts	$ 1,414	$ 1,268	$ 146	11.51%
Gain on sale or call of securities	20	-	20	100.00%
Net gain on sales of loans	100	92	8	8.70%
Net gain (loss) on sale of OREO	-	15	(15)	(100.00)%
Income from bank owned life insurance	308	285	23	8.07%
ATM fees	505	412	93	22.57%
Other fees	385	334	52	15.57%
Total noninterest income	$ 2,732	$ 2,406	$ 326	13.55%
Total noninterest income, exclusive of net gains & losses.	$ 2,712	$ 2,391	$ 321	13.43%

Noninterest Expense

The Company’s noninterest expense increased 2.31% to $8.914 million in 2008 from $8.713 million in 2007. The year ended December 31, 2008 reflected a full twelve months of operations for the Midlothian loan production office. Certain projects that were completed in 2008 that are expected to result in greater efficiency and reduced expenses included converting all banking offices to branch capture, and converting the network communications infrastructure that not only provides increased bandwidth, but will allow the rapid re-routing of the network to the Bank’s business resumption center should it be needed.

Personnel costs in 2008 increased $115 thousand or 2.29% to $5.162 million as compared to $5.047 million for 2007. Among the areas responsible for cost increases were cost-of-living and merit salary raises ($53 thousand), increases in commissions and incentive compensation ($44 thousand), and increases in contract security ($13 thousand). Costs for employee pension programs declined by a net of $18 thousand over 2007. The defined benefit pension plan cost declined $21 thousand from the year earlier period, and 401-k employer contribution expense increased by $3 thousand. Education and training costs increased $8 thousand for 2008 as compared to 2007. The deferral of loan origination cost in 2008 was $462 thousand and represents a decrease of $6 thousand from the $468 thousand of cost that was deferred in 2007. Deferral of loan origination costs are attributed to the accounting treatment prescribed by FASB Statement 91, whereby direct costs associated with the loan origination function are deferred for amortization against the loan income during the life of the loan.

Total occupancy expense for 2008 was $609 thousand, which is $55 thousand greater than the $554 thousand expended in 2007; or a 9.93% increase. The following categories saw increases in 2008: building depreciation and lease expense ($6 thousand, each), and local property taxes ($4 thousand). Utility costs increased $12 thousand over 2007’s costs due to higher fuel surcharges included in electric utility bills, and higher heating oil costs. Repairs and maintenance costs represent $24 thousand of the increases in occupancy expense for 2008 versus 2007. Much of the costs for 2008 are attributable to either one-time repairs or repairs that last for a number of years rather than re-occurring annually.

Repairs and maintenance costs for the last three years, in thousands, have totaled $177 for 2008, $154 for 2007 and $185 for 2006.

Total equipment expense for 2008 totaled $633 thousand or a decrease of 8.13% or $56 thousand from the $689 thousand expensed in 2007 and represents the second consecutive year that equipment costs have declined. In 2007, equipment costs declined $67 thousand from 2006. The reduction in cost for 2008 was namely due to a decrease in equipment depreciation of $62 thousand from the amount expensed in 2007. Much of the decrease in depreciation expense was due to equipment purchased in 2002 (as part of the conversion to a new core processing system) that equipment became fully depreciated during the first half of 2008. Equipment replacement, including computer hardware, is on a scheduled basis and equipment purchases are budgeted as part of the Bank’s annual Capital Budget Plan.

Total other expenses for 2008 were $2.510 million, an increase of 3.59% or $87 thousand from 2007 when the cost was $2.423 million. Expense results for 2008 included certain one-time costs associated with the conversion to branch capture ($31 thousand), the upgrading of the network communications infrastructure ($80 thousand) and conversion of the loan and deposit software platforms ($18 thousand). Accounting and audit fees increased 11.83% or $20 thousand in 2008 from 2007. Deposit account-related losses increased $21 thousand in 2008 over 2007 primarily as a result of an increasing number of uncollected balances. A number of other increases for 2008 were noted in areas such as marketing expense increased $21 thousand, postage (tied in part to the postal rate increases) was up $31 thousand, the Virginia franchise tax increased $25 thousand and costs associated with collections, foreclosures and other real estate owned collectively, increased $28 thousand from 2007. Meanwhile, costs for internet banking declined $41 thousand and ATM-related processing expenses declined $16 thousand, each of these decreases were a result of cost reductions negotiated as part of renewed contracts in 2008. Insurance premiums tied to fiduciary and financial institution bond coverage decreased by $58 thousand in 2008 as compared to 2007 and this is the result of a renegotiated multi-year contract.

The four main components of noninterest expense and their respective increases are detailed in the table below:

(in thousands)			Net	% of Yr/Yr
	2008	2007	Change	Change
Salaries and employee benefits	$ 5,162	$ 5,047	$ 115	2.28%
Occupancy	609	554	55	9.93%
Equipment	633	689	(56)	(8.13)%
Other (1)	2,510	2,423	87	3.59%
Total non-interest expense	$ 8,914	$ 8,713	$ 201	2.31%

(1)	Please reference Note 12 of the Consolidated Financial Statements for the principal components of Other

Expenses.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance. The effective income tax rate, based on income before taxes is, therefore, lower than the statutory Federal income tax rate of 34%. Financial institutions in the Commonwealth of Virginia are not subject to a state income tax, rather, a franchise tax is assessed and paid. The cost of the franchise tax is recorded as part of the Other Expense category discussed above. The effective income tax rate for 2008 was 27.07% or a decrease from 28.71% in 2007 and 28.10% in 2006. Income taxes for 2008 totaled $1.146 million from $1.367 million for 2007 and from $1.317 million in 2006 as a result of lower pre-tax net earnings and an increase in tax-exempt securities as a percentage of total assets.

Asset Quality

Allowance and Provision for Loan Losses

The Allowance for Loan Losses is maintained at a level that in management’s judgment will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

Five-Year Loan Charge-offs and Recoveries Summary

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Allowance, beginning of period	$ 1,950	$ 1,935	$ 1,954	$ 2,740	$ 2,371
Charge-offs:
Commercial & Agricultural	-	10	21	872	23
Real Estate	101	16	52	377	292
Consumer	63	105	82	138	153
Total Charge-Offs	$ 164	$ 131	$ 155	$ 1,387	$ 468

Recoveries:
Commercial & Agricultural	$ 78	$ 1	$ 371	$ 141	$ 33
Real Estate	7	5	3	138	4
Consumer	51	378	78	114	97
Total Recoveries	$ 136	$ 384	$ 452	$ 393	$ 134
Net Charge-offs (Recoveries)	$ 28	$ (253)	$ (297)	$ 994	$ 334
Provision for loan losses	$ 245	$ (238)	$ (316)	$ 208	$ 703
Allowance, end of period	$ 2,167	$ 1,950	$ 1,935	$ 1,954	$ 2,740

Ratio of net charge-offs to	0.01%	(0.12%)	(0.14%)	0.50%	0.18%
average loans outstanding

After considering factors such as portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of new loans, as well as other factors deserving recognition, the allowance for loan losses was set at $2.167 million at year end 2008. This is an increase of $217 thousand from December 31, 2007 and $232 thousand greater than the allowance balance at December 31, 2006. Charge-offs for 2008 were concentrated in commercial real estate and consumer loans. The Bank accepted deeds in lieu of foreclosure and the charge-offs were primarily needed to adjust the loan balances for the current carrying value of the other real estate owned. Consumer loan charge-offs were mainly the result of vehicle loan defaults. Recoveries for 2008 totaled $136 thousand. The allowance for loan losses at December 31, 2008 was 1.02% of total loans, an increase of 10 basis points from 0.92% at December 31, 2007.

The Bank recognized recoveries of previously charged provision in 2007 of $238 thousand and in 2006 of $316 thousand as a result of reaching settlement agreements with loan guarantors.

Depending on the effects of current economic conditions, a higher level of nonperforming loans may result during 2009, which may require a higher provision for loan losses.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2008		2007		2006		2005		2004
		Percent of total Loans		Percent of total Loans		Percent of total Loans		Percent of total Loans		Percent of total Loans
(In thousands)	Amount		Amount		Amount		Amount		Amount

Commercial real estate loans	$ 606	27.56%	$ 1,031	25.25%	$ 913	24.16%	$ 693	27.22%	$ 955	25.54%
Real estate 1-4 family loans	535	47.76%	351	45.82%	315	47.76%	174	46.00%	159	46.91%
Real estate construction loans	417	7.66%	108	8.85%	97	8.75%	319	5.93%	116	5.43%
Commercial loans	345	9.32%	346	11.18%	452	10.15%	592	11.92%	1,320	13.35%
Consumer loans	264	7.70%	114	8.90%	158	9.18%	176	8.93%	190	8.77%
Balance End of Period	$ 2,167	100.00%	$ 1,950	100.00%	$ 1,935	100.00%	$ 1,954	100.00%	$ 2,740	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses. Non-accrual and impaired loans were $1,581,000 and $2,099,000 at December 31, 2008 and December 31, 2007, respectively. It is the Company’s policy to put loans on a non-accrual basis once they are past due 90 days or more. Loans greater than 90 days past due may remain on accrual status if management determines we have adequate collateral value to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.

At December 31 2008, management was monitoring loans considered to be impaired (under Statement 114) totaling $912,000 of which $447,000 are on a non-accrual status. They are followed closely, and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Various forms of collateral are held as security on the loans.

Non-Performing Assets

	December 31,

(In thousands)	2008	2007	2006	2005	2004

Non-accrual and impaired loans	$1,581	$2,099	$1,942	$1,695	$2,189
Restructured loans	-	-	-	-	-
OREO	957	-	85	200	-
Total non-performing assets	$2,538	$2,099	$2,027	$1,895	$2,189
Loans past due 90 days and accruing interest	$241	$0	$0	$242	$51

Other Real Estate Owned (OREO) balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Bank. The Bank regularly evaluates the carrying value of such assets and adjusts the balances as required. The Bank actively markets such properties to reduce potential losses and expenses related to carrying these assets.

Financial Condition

Summary

At December 31, 2008, the Company had total assets of $305.1 million compared to $290.0 million at December 31, 2007. The increase is total assets was invested namely in loans and short-term investments and was funded by a combination of growth in deposit balances, borrowed funds and retained earnings.

Stockholders’ equity at December 31, 2008 was $36.3 million compared to $37.3 million at December 31, 2007. The net decline in total equity is namely the result of the decline in market values for securities and the increase in the unfunded pension liability, both a direct result of the significant decline in the national economy. (Refer to Consolidated Statements of Changes in Stockholders’ Equity for further details.)

Loan Portfolio

The Bank uses the funds generated from deposits, short-term FHLB advances, combined with investment portfolio liquidity to support its lending activities and it competes aggressively for loans in its market areas. Loan originations for 2008 totaled $78.3 million or a 6.4% increase over the $73.6 million originated in 2007. Total loans at December 31, 2008 totaled $213.0 million or an increase of $1.7 million from the $211.3 million at December 31, 2007. (The Bank does not make loans outside of the United States.)

Loans are made predominantly to residents and businesses located in the Company’s trade area. Approximately 83% of the loan portfolio on December 31, 2008 was composed of real estate secured loans.

Summary of Loans Held for Investment

	December 31,
(In thousands)	2008	2007	2006	2005	2004

Commercial & Agricultural	$19,859	$23,643	$20,324	$23,884	$26,464
Commercial Real Estate	58,714	53,362	48,358	54,549	50,624
Real Estate – Mortgage	101,750	96,831	95,601	92,158	93,002
Real Estate – Construction	16,321	18,697	17,510	11,888	10,767
Consumer	16,402	18,798	18,376	17,887	17,381

Total Loans	$213,046	$211,331	$200,169	$200,366	$198,238

The Company does not engage in highly leveraged transactions. Commitments to extend credit and standby letters of credit to customers in the normal course of business totaled $27.2 million at December 31, 2008. (See Financial Instruments with Off-Balance Sheet Risk discussion).

                The following table shows the maturities of loans outstanding as of December 31, 2008.

		Maturing After One	After
(In thousands)	Within One Year	But Within Five Years	Five Years	Total
Commercial & Agricultural	$11,196	$ 8,169	$ 494	$19,859
Commercial Real Estate	13,713	39,169	5,832	58,714
Real Estate – Mortgage	29,478	53,515	18,757	101,750
Real Estate – Construction	7,473	7,502	1,346	16,321
Consumer	1,702	13,717	983	16,402
Total Loans	$63,562	$ 122,072	$ 27,412	$ 213,046
Maturities after one year with:
Fixed interest rates		$ 84,528	$10,458	$ 94,986
Variable interest rates		$ 37,544	$16,954	$ 54,498

Investment Securities

The investment securities portfolio has a primary role in the management of the Company’s liquidity requirements, interest rate sensitivity and in generating substantial interest income. Investment securities play a key role in diversifying the Company’s balance sheet. The investment securities provide the Company’s balance sheet with an average maturity duration that is shorter (under 7 years) than compared to the loan portfolio which generally has longer average maturities (5 years and greater). The Company’s securities portfolio is generally used to meet collateral requirements for public funds deposits and for commercial customers utilizing the overnight repurchase program. The investment securities portfolio is actively utilized to assist in managing the Company’s interest rate sensitivity and prepayment risks. It is managed to ensure adequate balance sheet liquidity can be obtained to fund loans or for other needs.

The investment policy of the Company prohibits any investment in any form of equity security, whether it is private, publicly-traded, or Federal government-sponsored entities (GSEs). Corporate debt investments are permitted for nationally-known, highly-rated companies.

The investment policy does not require the immediate liquidation of any security that falls below the investment grade rating of BBB minus for Fitch and S&P, or Baa3 for Moody’s. The liquidation of a security simply due to a credit rating change without considering other factors such as the likelihood of the security recovering from the downgrade or the possibility of ultimately recovering the full book value of the security might lead to taking losses, unnecessarily. If a security falls below investment grade, management is required to monitor the security for any subsequent deterioration and to provide the Board of Directors with an update, monthly. As of December 31, 2008, the Company held two securities with below investment grade ratings. These are discussed below under “Downgraded Securities”.

All investment securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and the accretion of discounts. By classifying the securities as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

The table below provides the consolidated investment portfolios for both the Company and the Bank.

Investment Securities Portfolio

	December 31,
(In thousands)	2008	2007	2006

U.S. Treasury and other U.S. Government agencies and mortgage-backed securities	$ 25,547	$ 29,844	$ 32,336
State and political subdivisions	16,493	15,142	15,284
Other	1,441	3,466	3,458

Total available for sale securities	$ 43,481	$ 48,452	$ 51,078

Projected Maturities for Investment Securities Portfolio

	Within One Year		After One Year Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	T/E Yield	Amount	T/E Yield	Amount	T/E Yield	Amount	T/E Yield

U.S. Treasury and other U.S. government agencies and mortgage-backed securities	$ 1,404	2.44%	$ 5,293	4.01%	$ 5,285	3.68%	$ 13,565	5.33%
State and political subdivisions	1,011	6.47%	5,329	4.78%	4,101	5.28%	6,052	5.80%
Other	701	3.39%	740	5.28%	-	0.00%	-	0.00%

Total	$ 3,116		$ 11,362		$ 9,386		$ 19,617

Mortgage backed securities in the amount of $16,840,000 are included in the above table based on expected weighted average maturities of individual security. The tax equivalent yield is based upon a federal income rate of 34%.

At December 31, 2008 and 2007, investment securities with a book value of $18,891,000 and $18,435,000, respectively, were pledged to collateralize public deposits and for other purposes.

Downgraded Securities

As of December 31, 2008, the Company had two investment securities that were downgraded in the fourth quarter of 2008 from AAA to a split rating of AAA minus/BB. The investment policy of the Company determines that in the case of a security having a split rating, the lower rating will prevail, thereby making these two securities below investment grade. The two securities are collateralized mortgage obligations (CMO) that were securitized by private firms and not by Fannie Mae (FNMA) or Freddie Mac (FHLMC). The underlying collateral consists of jumbo residential mortgage loans consisting of fixed rate, 30 year terms. Jumbo mortgages are loans that have original loan balances that exceed $417,000.

CMOs are a hybrid form of a mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. Each security was purchased at separate times, one on November 15, 2005 and the other on December 7, 2006. The combined book value of the securities at December 31, 2008 totaled $1,950,199; or 4.3% of the investment portfolio total book value.

The senior tranche of each security was purchased and each security met all of the investment policy’s pre-purchase requirements. The purchase of a senior tranche provides that the investor is paid out first with prepayments and repayments of principal and interest until they are paid off. The yield of a senior tranche is typically lower as compared to less senior tranches, conversely, the risk of bearing credit losses is deemed to be less in a senior tranche than it is for the lower tranches which inherently carry higher risk of loss as a result of credit defaults. Both securities were rated by rating agencies Fitch and Standard & Poors as AAA, when purchased.

After the announced downgrades by Fitch and Standard & Poors, management obtained third party consultants, who used advanced analytic models to assist in determining the likelihood that these securities would require an “other than temporary impairment” (OTTI). The assessment of each security was conducted using credit default parameters that were more severe than the default in comparison to the credit defaults that each security had experienced, to date. The stress testing of each security was conducted beginning in January 2009 until the contractual maturity of the each security. The results of this stress testing concluded that as of December 31, 2008 there was no basis upon which management could recommend an other than temporary impairment for either security. This information was shared with the Board of Directors and with the Company’s external auditors, Yount, Hyde & Barbour, and P.C. in January 2009.

Deposits

The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings, money market accounts, and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served. In 2008, the Bank began to offer certificates of deposits that provided FDIC deposit insurance up to $50 million per customer. Management sought to offer this product as a convenience to those customers who desire this type of guarantee and has chosen not to extensively promote the offering.

Total average deposits decreased $1.3 million or 0.54% in 2008. During 2008, average noninterest demand deposit balances decreased $1.0 million for an average of $35.4 million during 2008 as compared to an average balance of $36.4 million for 2007. The downturn in the general economic environment forced individuals and businesses to rely on cash in their accounts for everyday living expenditures. Management places an emphasis on increasing lower cost deposit account balances as a means of managing the net interest margin. Average interest-bearing deposit accounts and savings accounts decreased $2.6 million for an average balance of $67.7 million for 2008 as compared to an average balance of $70.3 million for 2007; or a decrease of 3.7%. Average time deposits for 2008 were $137.5 million or an average balance increase of $2.3 million as compared to the average balance for 2007 of $135.5 million.

Average Deposits and Rates Paid

	2008		2007		2006
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 35,466		$ 36,422		$ 36,190
Interest bearing demand Deposits	34,246	0.16%	35,524	0.16%	36,923	0.16%
Savings deposits	33,413	0.86%	34,818	1.12%	32,853	0.66%
Time deposits	137,530	4.03%	135,212	4.46%	130,504	3.84%
Total	$240,655	2.45%	$241,976	2.68%	$236,470	2.24%

The Company’s time deposits with balances of $100,000 or more totaled $61.0 million at December 31, 2008, and comprised 24.5% of the Company’s total deposits. These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturity Projection of Time Deposits over $100,000 (In thousands) December 31, 2008
3 months or less	$ 17,456
3 months to 6 months	7,126
6 months to 12 months	9,026
Over 1 year	27,410
Total	$ 61,018

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

Outstanding Financial Instruments with Credit Risk

	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit	$ 26,307	$ 30,917
Standby letters of credit	867	1,539

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

As of December 31, 2008, approximately $93.7 million or 44% of the loan portfolio will mature or re-price within one year. Maturities and principal repayments from the investment securities portfolio that are expected within one year are approximately $18.8 million, or 43% of the investment portfolio. Expected liquidity of approximately $105.1 million from the loan and investment portfolios, within the next year, is scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand. Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds. During 2008, the Company was a seller of Federal funds in daily average amounts of $1.8 million.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. Federal funds lines of credit are maintained with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta and with major regional banks that totaled $60.9 million at December 31, 2008.

At December 31, 2008 the Company had outstanding advances totaling $11,000,000 with the Federal Home Loan Bank of Atlanta, detailed below. There were no advances outstanding at December 31, 2007.

Fixed rate advance, at 1.39% maturing December 11, 2009	$ 6,000,000
Five-year / two -year convertible advance at 2.47%
maturing February 5, 2013	5,000,000
$ 11,000,000

As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its clients’ credit needs.

Capital Resources

The Company’s principal source of capital is generated through retained earnings. In 2008, $1,450,000, or 47%, of earnings were retained and added to the capital of the Company.

Capital growth has historically benefited from our level of dividend payout limits. In 2008 the dividend payout represented 53% of net income. The Company’s current dividend policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing twelve months. The ratio of average equity to average assets was 12.90% in 2008, compared to 12.63% in 2007. Stockholders’ equity was $36,342,000 at December 31, 2008.

The Company’s Tier I Leverage ratio was 13.0%. The Tier I risk-based capital ratio for the Company was 19.4% on December 31, 2008 while the Tier II or total risk-based capital ratio was 20.5%. Both Tier I and total risk-based capital ratios at December 31, 2008 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,637,000 were declared in 2008 which represents a payout ratio of 53% compared to a payout ratio of 47% in 2007. It is anticipated that internally generated funds will cover any capital improvements in 2009. The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

A stock repurchase plan is ongoing since September 1, 2007. The plan is intended to provide additional liquidity in the trading of the Company’s stock and to provide the Company with opportunities to reduce the number of shares outstanding. (Additional information on the stock repurchase plan is discussed in Part II, Item 5, earlier in this report.)

Capital Expenditures

Capital expenditures were $632 thousand in 2008 compared to $419 thousand in 2007. The capital expenditures in 2008 were focused on planned building repairs and improvements such as handicap accessibility and a new roof for the Main Office facility, the planned renovation of two banking offices, the replacement of outdated security surveillance systems with digital systems, and the planned enhancement of certain computer workstations.

Capital expenditures are projected to be approximately $401 thousand in 2009, which includes the installation of a new ATM for the banking office located at 9060 North Five Forks Road, Amelia, VA, continued handicap accessibility at the Farmville and Colonial Heights banking offices, and complete the installation of new drive-up windows and audio equipment at certain banking offices.

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

As of December 31, 2008, the Company’s asset/liability model analysis indicates that the Company remains liability sensitive for the first quarter of 2009, the balance sheet becomes asset sensitive during the second quarter and then returns to being liability sensitive for the remainder of 2009. The ALCO adopted an interest rate forecast that called for short-term interest rates to be at the same level for all of 2009 as they were at December 31, 2008. Therefore, being asset sensitive in a steady rate environment would not impact net interest income and the balance sheet becomes liability sensitive at a time when rates are anticipated to be at these same levels. The Company’s balance sheet becomes asset sensitive after 12 months and up to 2 years. After 2 years and up to 3 years, the balance sheet becomes liability sensitive. From 3 years out to 5 years, the balance sheet returns to being asset sensitive.

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates, on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net interest income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The model simulation results presented below are based upon the instantaneous increase or decrease (shock) of current interest rates. This method meets regulatory requirements. The Company’s management does recognize that rate shocks represent the most severe of interest rate change scenarios, and has viewed past modeling results using a “rate ramping” methodology that illustrates the effect of interest rate changes over a period of 12 months, rather than overnight. The model utilizes current market interest rates to measure against the Company’s portfolio rates for earning assets, deposits and other interest sensitive liabilities in order to compute the economic value of equity.

Summary Interest Rate Risk Measures
	December 31,
	2008	2007
Net Interest income - 12-month simulation:
+ 200 basis point shock vs. current rates	+3.4%	+2.3%
- 200 basis point shock vs. current rates	-0.8%	-5.1%

Net Income - 12-month simulation:
+ 200 basis point shock vs. current rates	+7.5%	+5.0%
- 200 basis point shock vs. current rates	-2.3%	-11.5%

Economic Value of Equity change:	($ in thousands)
Book Value of Equity at current rates	$ 36,342	$ 37,331
Market Value of Equity at current rates	$ 46,304	$ 48,635
+ 200 basis point shock vs. current rates	+1.0%	-1.9%
- 200 basis point shock vs. current rates	-10.4%	-4.7%

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

Interest Sensitivity GAP Analysis

	At December 31, 2008
	(In thousands)
	Within	91 to 365	1 to 2	2 to 5	Over 5	Total
	90 Days	Days	Years	Years	Years	Institutional
Earning Assets
Securities, at fair value	$ 9,513	$ 9,326	$ 10,063	$ 6,193	$ 8,386	$ 43,481
Restricted securities	1,161	-	-	-	-	1,161
Federal funds sold	9,512	-	-	-	-	9,512
Interest-bearing deposits in banks	13,279	-	-	-	-	13,279
Loans, net of unearned income	58,661	35,014	65,165	41,648	12,558	213,046
Total earning assets	$ 92,126	$ 44,340	$ 75,228	$ 47,841	$ 20,944	$ 280,479

Interest-bearing Liabilities
NOW Accounts	1,698	3,177	3,177	9,532	15,958	33,542
Money market accounts	826	3,305	3,305	7,436	1,650	16,522
Savings accounts	978	1,859	1,859	5,576	5,849	16,121
Time deposits	35,368	38,731	17,787	50,782	-	142,668
Borrowings	5,183	6,000	-	5,000	-	16,183
Total interest-bearing liabilities	44,053	53,072	26,128	78,326	23,457	225,036

Cumulative interest sensitivity gap	48,073	39,341	88,441	57,956	55,443
Cumulative GAP / total earning
assets (%)	17.14%	14.03%	31.53%	20.66%	19.77%

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company does not have any changes or disagreements with respect to accounting or financial disclosure with its external accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the

Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

First Quarter 2009 Cash Dividend Approved

On March 26, 2009, the Board of Directors of the Company approved a $0.17 per share quarterly cash dividend that will be payable on April 10, 2009 to shareholders of record on April 3, 2009. Based upon the closing stock price recorded on March 26, 2009 of $12.50, this quarterly dividend results in an annualized yield of 5.44%.

Board of Directors Approves Amended Management Continuity Agreements

On March 26, 2009, the Board of Directors of the Company approved amendments to the management continuity agreements of Joseph D. Borgerding, President and Chief Executive Officer, Ronald E. Baron, Senior Vice President and Chief Financial Officer, Lynn K. Shekleton, Senior Vice President, Branch Administration and Human Resources, and Rhonda W. Kincer, Vice President, Operations and Security Officer. The amendments increase the lump sum benefit payable to an executive if he or she leaves the Company under certain circumstances from one times to one and one half times the executive’s final annual compensation. The amendments also eliminate the right, previously provided by the Management Continuity Agreements, of the executive to receive a bonus payment at least equal to the highest annual bonus he or she received during the previous two years after leaving the Company under certain circumstances. The Form of Management Continuity Agreement, as amended, is attached as an exhibit to this report.

Director  Retirement

On March 26, 2009, the Board of Directors of the Company accepted the resignation of Director Irving J. Arnold, effective at the 2009 Annual Meeting.  Director Arnold was granted an exception to the mandatory retirement age for Directors as part of an amendment of the Company Bylaws  approved  on June 28, 2006.  The exception permitted Director Arnold to remain on the Board of Directors for three years  following  the  2006 Annual Meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

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

10.4

Form Management Continuity Agreement, amended and restated as of December 31, 2008, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (filed herewith).

10.5

Form of Management Continuity Agreement, amended and restated as of March 26, 2009, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (filed herewith).

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

DECEMBER 31, 2008

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

To the Board of Directors and Stockholders

Citizens Bancorp of Virginia, Inc. and Subsidiary

Blackstone, Virginia

We have audited the consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Citizens Bancorp of Virginia, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 27, 2009

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2008 and 2007

Assets	2008	2007

Cash and due from banks	$ 7,136,253	$ 11,769,175
Interest-bearing deposits in banks	13,279,444	2,002,046
Federal funds sold	9,512,000	344,000
Securities available for sale, at fair market value	43,481,333	48,452,286
Restricted securities	1,161,000	630,600
Loans, net of allowance for loan losses of $2,167,035 in 2008
and $1,949,731 in 2007	210,879,319	209,380,672
Premises and equipment, net	7,759,263	7,761,568
Accrued interest receivable	1,741,685	1,856,584
Other assets	9,235,612	7,763,335
Other real estate owned	957,112	- -

Total assets	$ 305,143,021	$ 289,960,266

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$ 40,288,101	$ 37,512,214
Interest-bearing	208,853,027	205,494,736
Total deposits	$ 249,141,128	$ 243,006,950
FHLB advances	11,000,000	- -
Other borrowings	5,183,353	7,323,512
Accrued interest payable	1,154,480	1,540,268
Accrued expenses and other liabilities	2,322,139	758,998
Total liabilities	$ 268,801,100	$ 252,629,728

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$ - -	$ - -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,390,980 in 2008 and 2,434,550 in 2007	1,195,490	1,217,275
Retained earnings	37,198,417	36,416,195
Accumulated other comprehensive (loss), net	(2,051,986)	(302,932)
Total stockholders' equity	$ 36,341,921	$ 37,330,538

Total liabilities and stockholders' equity	$ 305,143,021	$ 289,960,266

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest and Dividend Income
Loans, including fees	$ 14,550,641	$ 15,193,582	$ 14,063,457
Investment securities:
Taxable	1,515,204	1,575,063	1,467,666
Tax-exempt	530,237	471,684	488,811
Dividends	39,184	33,633	43,863
Federal funds sold	17,721	108,738	124,500
Other	120,803	140,288	11,563
Total interest and dividend income	$ 16,773,790	$ 17,522,988	$ 16,199,860

Interest Expense
Deposits	$ 5,893,992	$ 6,482,913	$ 5,290,645
Borrowings	220,283	209,524	197,909
Total interest expense	$ 6,114,275	$ 6,692,437	$ 5,488,554

Net interest income	$ 10,659,515	$ 10,830,551	$ 10,711,306
Provision for (recovery of) Loan Losses	245,000	(238,485)	(316,116)
Net interest income after provision for
(recovery of) loan losses	$ 10,414,515	$ 11,069,036	$ 11,027,422

Noninterest Income
Service charges on deposit accounts	$ 1,413,615	$ 1,267,836	$ 1,241,456
Gain on sale of investment fund	- -	- -	40,016
Net gain on sales and calls of securities	19,821	- -	- -
Net gain on sales of loans	100,255	91,949	106,339
Net gain on sale of other real estate owned	- -	15,000	76,790
Income from bank-owned life insurance	307,892	285,403	259,597
ATM fees	505,338	412,497	286,035
Other	385,663	333,616	295,877
Total noninterest income	$ 2,732,584	$ 2,406,301	$ 2,306,110

Noninterest Expenses
Salaries and employee benefits	$ 5,162,291	$ 5,046,924	$ 4,864,907
Occupancy	608,709	554,460	554,029
Equipment	633,121	689,463	755,907
Other	2,510,239	2,422,635	2,475,222
Total noninterest expenses	$ 8,914,360	$ 8,713,482	$ 8,650,065

Income before income taxes	$ 4,232,739	$ 4,761,855	$ 4,683,467

Provision for income taxes	1,145,991	1,366,621	1,316,609

Net income	$ 3,086,748	$ 3,395,234	$ 3,366,858

Earnings Per Share, basic and diluted	$ 1.28	$ 1.39	$ 1.38

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006
				Accumulated
				Other
				Compre-
		Additional		hensive	Compre-
	Common	Paid-In	Retained	Income	hensive
	Stock	Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2005	$1,220,375	$ 49,420	$32,971,223	$ (781,911)		$33,459,107
Comprehensive income:
Net income	- -	- -	3,366,858	- -	$ 3,366,858	3,366,858
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($129,017)	- -	- -	- -	250,443	250,443	250,443
Total comprehensive income					$ 3,617,301
Adjustment to inititially apply SFAS No. 158
in regard to pension plan,
net of tax of $172,565	- -	- -	- -	(334,981)		(334,981)
Cash dividends declared ($.69 per share)	- -	- -	(1,684,122)	- -		(1,684,122)
Balance at December 31, 2006	$1,220,375	$ 49,420	$34,653,959	$ (866,449)		$35,057,305
Comprehensive income:
Net income	- -	- -	3,395,234	- -	$ 3,395,234	3,395,234
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($236,204)	- -	- -	- -	458,514	458,514	458,514
Change in unfunded pension liability,
net of tax of ($54,092)	- -	- -	- -	105,003	105,003	105,003
Total other comprehensive income					$ 563,517
Total comprehensive income					$ 3,958,751
Shares repurchased	(3,100)	(49,420)	(47,644)	- -		(100,164)
Cash dividends declared ($.65 per share)	- -	- -	(1,585,354)	- -		(1,585,354)
Balance at December 31, 2007	$1,217,275	$ - -	$36,416,195	$ (302,932)		$37,330,538
Comprehensive income:
Net income	- -	- -	3,086,748	- -	$ 3,086,748	3,086,748
Other comprehensive (loss), net of tax
Unrealized (losses) on securities available
for sale, net of tax of $474,876	- -	- -	- -	(921,819)	(921,819)	(921,819)
Less: reclassification adjustment for gain on
on sale of securities, net of tax of $6,739	- -	- -	- -	(13,082)	(13,082)	(13,082)
Change in unfunded pension liability, net
of tax of $419,412	- -	- -	- -	(814,153)	(814,153)	(814,153)
Other comprehensive (loss)					$(1,749,054)
Total comprehensive income					$ 1,337,694
Effects of changing the pension plan
measurement date pursuant to
SFAS No. 158, net of tax of $19,352	- -	- -	(37,566)	- -		(37,566)
Shares repurchased	(21,785)	- -	(629,774)	- -		(651,559)
Cash dividends declared ($.68 per share)	- -	- -	(1,637,186)	- -		(1,637,186)
Balance at December 31, 2008	$1,195,490	$ - -	$37,198,417	$ (2,051,986)		$36,341,921

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$ 3,086,748	$ 3,395,234	$ 3,366,858
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	633,906	690,196	648,791
Provision for (recovery of) loan losses	245,000	(238,485)	(316,116)
Gain on sale of investment fund	- -	- -	(40,016)
Net gain on sales of loans	(100,255)	(91,949)	(106,339)
Origination of loans held for sale	(7,280,811)	(7,545,800)	(8,863,700)
Proceeds from sales of loans	7,381,066	7,637,749	8,970,039
Net (gain) on sales and calls of securities	(19,821)	- -	- -
Net (gain) on sale of other real estate owned	- -	(15,000)	(76,790)
Net amortization of securities	61,628	56,303	60,504
Deferred tax (benefit) expense	(48,480)	44,386	90,461
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	114,899	(36,349)	(114,319)
(Increase) decrease in other assets	(503,378)	(150,290)	376,914
Increase (decrease) in accrued interest payable	(385,788)	166,628	499,150
Increase (decrease) in accrued expenses
and other liabilities	272,658	145,917	(665,438)
Net cash provided by operating activities	$ 3,457,372	$ 4,058,540	$ 3,829,999

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$ 15,793,135	$ 1,000,000	$ - -
Maturities and prepayments	8,379,710	8,818,863	5,915,295
Purchases	(20,660,215)	(6,555,034)	(9,420,201)
Redemption (purchase) of restricted securities	(530,400)	1,700	51,300
Net (increase) decrease in loans	(2,700,759)	(10,907,997)	493,711
Purchases of land, premises and equipment	(631,601)	(418,730)	(1,507,364)
Proceeds from sale of other real estate owned	- -	100,000	276,790
Net cash (used in) investing activities	$ (350,130)	$ (7,961,198)	$ (4,190,469)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Financing Activities
Net increase in deposits	$ 6,134,178	$ 3,663,937	$ 6,066,351
Net increase (decrease) in borrowings	8,859,841	2,955,055	(167,619)
Dividends paid	(1,637,186)	(1,585,354)	(1,684,122)
Repurchase of common stock	(651,599)	(100,164)	- -
Net cash provided by financing activities	$ 12,705,234	$ 4,933,474	$ 4,214,610

Net increase in cash and cash equivalents	$ 15,812,476	$ 1,030,816	$ 3,854,140

Cash and Cash Equivalents
Beginning of year	14,115,221	13,084,405	9,230,265

End of year	$ 29,927,697	$ 14,115,221	$ 13,084,405

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 6,500,063	$ 6,525,809	$ 4,989,404

Income taxes	$ 1,243,573	$ 1,082,732	$ 1,445,000

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$ 957,112	$ - -	$ 85,000

Unrealized gains (losses) on available for sale
securities	$ (1,416,516)	$ 694,718	$ 379,460

Minimum pension liability adjustment	$ 1,290,483	$ 159,095	$ (507,546)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Bancorp of Virginia, Inc. (the “Company”) and its wholly-owned subsidiary, Citizens Bank and Trust Company (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company conducts the general business of a commercial bank. The Company is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System. The Company’s primary trade areas are in the Virginia counties of Nottoway, Amelia, Prince Edward, Chesterfield, Mecklenburg and the City of Colonial Heights. The Company offers traditional lending and deposit products to businesses and individuals.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and federal funds sold. With the exception of certain FDIC-insured time deposits, all balances are readily available for use by the Company and its subsidiary. All the FDIC-insured time deposits mature prior to December 31, 2009.

Securities

Debt securities that management has the intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes. As of December 31, 2008, all investment securities were classified as “available for sale”.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Virginia counties of Nottoway, Amelia, Prince Edward, Chesterfield, Mecklenburg and the City of Colonial Heights. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

All interest accrued but not collected for loans that are placed in a nonaccrual or charged off status is reversed against interest income in the period when the loan’s status changes to nonaccrual or the loan is charged off. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value less cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses related to holding foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had $957,112 in foreclosed assets at December 31, 2008 and no foreclosed assets at December 31, 2007.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Defined Benefit Pension Plan

The Company provides a noncontributory pension plan covering substantially all of the Company’s employees who are eligible based on age and length of service. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments are reported as a

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

separate component in the equity section of the balance sheet, as components of accumulated other comprehensive income. At December 31, 2006, the Company implemented FASB No. 158, requiring the recognition of the under-funded status of a company’s defined benefit pension plan as a component of accumulated other comprehensive income, net of income taxes.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding. The Company has no dilutive or potentially dilutive common stock equivalents. For the years ending December 31, 2008, 2007 and 2006, the weighted-average common shares outstanding were 2,412,954, 2,439,505 and 2,440,750, respectively.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company expects the implementation of SFAS 141(R) will not have a material impact on the consolidated financial statements at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company expects the implementation of SFAS 160 will not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS No. 161). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were effective for the Company on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 2.	Securities

U.S. Government and Federal Agency securities consist of debt obligations of the U.S. Government or of its designated agencies including Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and the Federal National Mortgage Association. At December 31, 2008, the Company held debt securities for the Federal Farm Credit Bank, Federal Home Loan Bank, and the Federal Home Loan Mortgage Corporation.

State and municipal bonds consist of debt obligations of states, municipalities, and school districts throughout the United States. Management’s evaluation of state and municipal debt securities, prior to the purchase, includes a review of the governmental entity’s credit rating. A security purchase is made based on the entity’s credit rating without any consideration to the rating enhancement which may come from the bond insurer. Management strives to purchase general obligation debt securities which can offer a reduced risk of default.

Mortgage-backed securities consist of mortgage-backed pass-through securities that are issued by the Federal Agencies: Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. This category also includes collateralized mortgage obligations, otherwise known as CMOs, which are issued by Federal Agencies such as FNMA and FHLMC and by private issuers.

Corporate securities consist of debt obligations issued by large, national corporations. This category while providing diversity for the investment portfolio, it is generally the smallest of the four securities categories in terms of total dollars invested.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 8,670,458	$ 37,243	$ (59)	$ 8,707,643
State and municipal	16,904,586	78,450	(489,818)	16,493,218
Mortgage-backed	17,978,220	243,905	(1,382,364)	16,839,761
Corporate	1,455,122	- -	(14,410)	1,440,712
	$ 45,008,386	$ 359,598	$ (1,886,651)	$ 43,481,333

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$ 16,431,344	$ 1,159	$ (52,581)	$ 16,379,922
State and municipal	15,114,081	74,943	(46,562)	15,142,462
Mortgage-backed	13,513,415	60,968	(110,240)	13,464,143
Corporate	3,503,982	- -	(38,223)	3,465,759
	$ 48,562,822	$ 137,070	$ (247,606)	$ 48,452,286

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2008 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$ 2,720,169	$ 2,738,361
Maturing after one year through five years	8,786,723	8,849,829
Maturing after five years through ten years	8,884,469	8,855,545
Maturing after ten years	6,638,805	6,197,837
Mortgage-backed securities	17,978,220	16,839,761
	$ 45,008,386	$ 43,481,333

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2008	Value	(Loss)	Value	(Loss)
	(In thousands)
U.S. Government
and federal agency	$ - -	$ - -	$ - -	$ - -
State and municipal	8,945	(490)	- -	- -
Mortgage-backed	5,038	(924)	1,094	(459)
Corporate	1,441	(14)	- -	- -
Total temporarily
impaired securities	$ 15,424	$ (1,428)	$ 1,094	$ (459)

The unrealized losses in the investment portfolio as of December 31, 2008 are considered temporary and are a result of general market fluctuations. The unrealized losses are from 50

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

securities, of which 48 securities are rated as investment grade and are backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States, and 2 non-agency collateralized mortgage obligations (CMO) securities which carried a “split rating” at December 31, 2008 of AAA and BB. When a split rating occurs, the Company’s investment policy states that the lower rating will be used to determine if the security is still investment grade. The investment policy does require that a below investment grade security be monitored by Management but the policy does not require that the security be sold just because it has fallen to below investment grade.

The 2 non-agency CMO securities were initially downgraded by S&P and Moody’s in the fourth quarter of 2008. The book value of these 2 non-agency CMO securities at December 31, 2008 was $1,950,199 as compared to a market value of $1,113,726, or an unrealized loss of $836,473. Market values, in general, for the non-agency CMO category have been very volatile due to the lack of market participants. The Financial Accounting Standards Board (FASB) issued EITF 99-20-1 on January 12, 2009 providing new guidance as to what additional criteria, in addition to the decline in fair value of a security, that should be considered in assessing if a security is other-than-temporarily-impaired. EITF 99-20-1 does mention that an analysis such as the one described below is another means of assessing a security’s impairment. Since the announced downgrade of these securities, Management has taken a proactive stance in the monthly monitoring of the underlying collateral’s performance and is using advanced analytics (with severe delinquency projections) to project the future likelihood of these securities experiencing or requiring an other-than-temporary-impairment. The analytic results using December data indicate that there is no impairment of these securities as of the balance sheet date. The analysis will continue to be monitored and reported to the Board of Directors monthly. The amortized cost of these 2 CMO securities represents 0.6% of total assets as of December 31, 2008.

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

Securities having carrying values of $18,891,076 and $18,434,955 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required by law.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007, proceeds from the sales and calls of securities amounted to $15,793,135 and $1,000,000 respectively. There were no sales or calls in 2006. Gross realized gains for the year ended December 31, 2008 were $19,821. There were no gross realized gains or losses for the years ended December 31, 2007 and 2006.

Note 3.	Loans

A summary of the balances of loans follows:

	December 31,
	2008	2007
	(In thousands)
Mortgage loans on real estate:
Commercial	$ 58,714	$ 53,362
Residential 1-4 family	101,750	96,831
Construction	16,321	18,697
Commercial	19,859	23,643
Consumer installment	16,402	18,798
Total loans	$ 213,046	$ 211,331
Less: Allowance for loan losses	2,167	1,950
Loans, net	$ 210,879	$ 209,381

Note 4.	Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance, beginning	$ 1,950	$ 1,935	$ 1,954
Provision for (recovery of) loan losses	245	(238)	(316)
Loans charged off	(164)	(131)	(155)
Recoveries of loans previously
charged-off	136	384	452
Balance, ending	$ 2,167	$ 1,950	$ 1,935

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of information pertaining to impaired loans follows:

Years Ended December 31,
	2008	2007	2006
(In thousands)

Impaired loans with
a valuation allowance	$ 865	$ 1,319	$ 1,906
Impaired loans without
a valuation allowance	47	182	- -
Total impaired loans	$ 912	$ 1,501	$ 1,906

Valuation allowance related
impaired loans	$ 218	$ 305	$ 348

Average investment in
impaired loans	$ 1,119	$ 1,442	$ 2,200

Interest income recognized	$ 45	$ 79	$ 91

Nonaccrual loans excluded from the impairment disclosure above under SFAS No. 114 totaled $668,988, $598,268, and $35,862 at December 31, 2008, 2007 and 2006, respectively. Income on nonaccrual and impaired loans under the original terms would have been approximately $142,710, $152,993, and $198,073 for 2008, 2007 and 2006, respectively.

At December 31, 2008, loans totaling $241,000 were past due 90 days or more and were still accruing interest. This compares to no loans being past due 90 days or more and still accruing at December 31, 2007 and 2006.

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2008	2007
	(In thousands)

Land	$ 1,753	$ 1,753
Buildings	7,721	7,517
Furniture, fixtures and equipment	4,740	4,313
	$ 14,214	$ 13,583
Accumulated depreciation	(6,455)	(5,821)
	$ 7,759	$ 7,762

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 totaled $633,906, $690,196, and $648,791, respectively.

All branch locations are owned by the bank except the Chesterfield branch, the Midlothian loan production office and locations where the bank has remote ATM machines.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Chesterfield branch is under a lease agreement for five years renewable for five additional terms of five years each. The original lease term is scheduled to end April 30, 2009.

The Midlothian office is under a lease agreement for one year renewable for additional terms of one year each. The lease term is scheduled to end September 30, 2009.

The bank installed one remote ATM in 2008 located at 200 North Main Street in Farmville, Virginia. The lease is a five year lease with option for automatic renewal for another five-year term.

All leases are classified as operating leases. Pursuant to the terms of the lease agreements, future minimum rent commitments are as follows:

2009	21,185
2010	3,000
2011	3,000
2012	3,000
2013	1,000
$ 31,185

Note 6.	Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 were $61,017,704 and $53,043,695, respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

(In thousands)
2009	$ 78,082
2010	17,289
2011	34,852
2012	8,271
2013	7,589
$ 146,083

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $54,771 and $239,454, respectively.

Note 7.	FHLB Advances

At December 31, 2008 the Company had outstanding advances totaling $11,000,000 with the Federal Home Loan Bank of Atlanta, detailed below. There were no advances outstanding at December 31, 2007.

(In thousands)
Fixed rate advance, at 1.39% maturing December 11, 2009	$ 6,000
Five-year/ two-year convertible advance at 2.47%
maturing February 5, 2013	5,000
$ 11,000

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.	Other Borrowings

Other borrowings include commercial customer deposit balances that are invested overnight into an investment sweeps product. The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however, the Company pledges U.S. government securities sufficient to cover the balances held in these accounts.

The Company also has available credit facilities with several correspondent banks totaling $71,890,833.

Note 9.	Income Taxes

The Company files income tax returns with the U.S. federal government. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2008	2007	2006

Current tax expense	$ 1,194,471	$ 1,322,235	$ 1,226,148
Deferred tax expense (benefit)	(48,480)	44,386	90,461
	$ 1,145,991	$ 1,366,621	$ 1,316,609

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Computed "expected" tax expense	$ 1,439,131	$ 1,619,031	$ 1,592,379
Tax-exempt income	(285,805)	(252,631)	(259,285)
Other, net	(7,335)	221	(16,485)
	$ 1,145,991	$ 1,366,621	$ 1,316,609

The Bank is subject to a Bank Franchise Tax that is imposed by the Commonwealth of Virginia. The Bank Franchise Tax is not an income tax and as such the tax cost is included in other non-interest expense.

The components of the net deferred tax asset, included in other assets, are as follows:

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 305,273	$ 221,973
Non-accrual loan interest	51,673	36,924
Intangible assets	13,066	16,012
Accrued pension	456,929	26,916
OREO expenses	4,718	- -
Net unrealized loss on securities
available for sale	519,198	37,582
Deferred tax assets	$ 1,350,857	$ 339,407

Deferred tax liabilities:
Deferred loan costs	$ 169,882	$ 162,350
Depreciation	168,236	126,417
Prepaid pension	-	-
Discount accretion on securities	16,051	14,061
Deferred tax liabilities	$ 354,169	$ 302,828
Net deferred tax assets	$ 996,688	$ 36,579

Note 10.	Employee Benefit Plans

The Company offers a number of benefit plans to its employees. Among them are a 401(k) plan and a defined benefit plan, which are described below:

401(k) Plan

The Company offers a 401(k) plan for the benefit of all employees who have attained the age of 18 and completed three months of continuous service. The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the Company to make discretionary contributions to the plan in such amounts as the Board of Directors may determine to be appropriate. The Company presently makes matching contributions equal to 50% of the first six percent of an employee’s compensation contributed to the plan. Contributions made to the plan by the Company for the years ended December 31, 2008, 2007, and 2006, were $73,728, $70,028, and $66,875, respectively.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering all employees who meet eligibility requirements. To be eligible, an employee must be 20.5 years of age and have completed six months of eligibility service. The plan provides benefits based on the participant’s years of service and five year average final compensation. At a minimum, our funding policy is to make annual contributions as permitted or required by regulations. For the twelve months ended December 31, 2008, the Company made cash contributions totaling $253,411. The Company made a one-time additional cash contribution of $250,000 to the plan in 2006. Contributions for the twelve months ended December 31, 2007 and 2006 were $224,155 and $489,819, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Additional information regarding the Company’s pension plan is presented below in accordance with SFAS 158 for all years. The measurement date used for the pension disclosure is December 31 for 2008 and September 30 for years 2007 and 2006.

;

	Years Ended December 31,
	2008	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning	$ 3,785,496	$ 3,780,265	$ 3,431,501
Service cost	408,263	307,566	297,905
Interest cost	294,554	225,920	205,196
Actuarial (gain)	(149,367)	(123,757)	(60,027)
Benefits paid	(189,728)	(404,498)	(94,310)
Benefit obligation, ending	$ 4,149,218	$ 3,785,496	$ 3,780,265

Change in Plan Assets
Fair value of plan assets, beginning	$ 3,706,332	$ 3,557,670	$ 2,950,097
Actual return on plan assets	(964,705)	329,005	212,064
Employer contributions	253,411	224,155	489,819
Benefits paid	(189,728)	(404,498)	(94,310)
Fair value of plan assets, ending	$ 2,805,310	$ 3,706,332	$ 3,557,670

Funded Status at the end of year	$ (1,343,908)	$ (79,164)	$ (222,595)

Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net actuarial loss	$ 2,914,884	$ 1,802,489	$ 2,058,520
Prior service cost	(1,332,868)	(1,454,038)	(1,550,974)
Deferred taxes	(537,885)	(118,473)	(172,565)
Net amount recognized	$ 1,044,131	$ 229,978	$ 334,981

The accumulated benefit obligation for the defined benefit pension plan was $3,470,359, $3,067,402 and $3,210,155 at December 31, 2008, 2007 and 2006, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2008	2007	2006
Components of Net Periodic Benefit Cost

Service cost	$ 326,610	$ 307,566	$ 297,905
Interest cost	235,643	225,920	205,196
Expected return on plan assets	(308,842)	(280,756)	(234,118)
Amortization of prior service cost	(96,936)	(96,936)	(96,936)
Recognized net actuarial loss	71,197	84,025	87,667
Net periodic benefit cost	$ 227,672	$ 239,819	$ 259,714

Other Changes in Plan Assets and Benefit Obligations
Recognized in Accumulated Other Comprehensive (Income) Loss
Net actuarial (gain)/ loss	$ 1,112,395	$ (256,031)	$ 2,058,520
Prior service cost	- -	- -	(1,550,974)
Amortization of prior service cost	121,170	96,936	- -
Total recognized in accumulated other
comprehensive loss	$ 1,233,565	$ (159,095)	$ 507,546

Total Recognized in Net Pension Benefit Cost and Accumulated Other Comprehensive (Income) Loss	$ 1,461,237	$ 80,724	$ 767,260

Adjustment to Retained Earnings due to Change in
Measurement Date
Service cost	$ 81,653	N/A	N/A
Interest cost	58,911	N/A	N/A
Expected return on plan assets	(77,211)	N/A	N/A
Amortization of prior service cost	(24,234)	N/A	N/A
Recognized net actuarial loss	17,799	N/A	N/A
Net periodic benefit cost	$ 56,918	N/A	N/A

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2008	2007	2006

Discount rate	6.00%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

;

	2008	2007	2006

Discount rate	6.25%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period in which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations as December 31, 2008 and September 30, 2007, by asset category are as follows:

	December 31, 2008	September 30, 2007
Asset Category
Mutual funds - fixed income	42%	46%
Mutual funds - equity	52%	49%
Other	6%	5%
Total	100%	100%

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $250,000 to its pension plan in 2009.

Estimated future benefit payments, which reflect expected future service as appropriate, are as follows:

2009	$ 38,584
2010	85,597
2011	88,375
2012	98,350
2013	155,908
2014-2018	831,970
$ 1,298,784

Note 11.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $2,682,000 and $2,029,000 at December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, total principal additions were $1,283,000 and total principal payments were $630,000. For the years ended December 31, 2008 and 2007, total deposits for principal officers and directors and their affiliates amounted to $3,262,000 and $4,158,000, respectively.

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 12.	Other Expenses

The principal components of other expenses in the statements of income are:

	2008	2007	2006

Accounting and audit fees	$ 189,155	$ 168,755	$ 193,600
ATM expense	233,173	248,930	178,974
Bank franchise tax	232,002	207,224	198,004
Consulting fees	58	10,138	17,832
Directors fees	116,450	118,150	115,175
Data processing services	361,648	227,728	182,907
Internet banking expense	76,469	117,609	103,930
Legal fees	38,598	31,937	41,264
Marketing	126,639	105,157	119,347
Software	131,960	136,770	146,469
Stationery and supplies	175,702	167,961	183,020
Telephone	102,164	92,749	108,761
Other (includes no items
in excess of 1% of total
revenues)	726,221	789,527	885,939
	$ 2,510,239	$ 2,422,635	$ 2,475,222

Note 13.	Off-Balance Sheet Activities

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

At December 31, 2008 and 2007, the following financial instruments were outstanding:

	2008	2007
	(In thousands)

Commitments to extend credit	$ 26,307	$ 30,917
Standby letters of credit	867	1,539

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments, if deemed necessary.

Note 14.	Restrictions on Cash and Due From Banks

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2008 and 2007, the aggregate amount of daily average required reserves was approximately $198,000 and $193,000 respectively.

Note 15.	Concentration of Credit Risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Substantially all of the Company’s customers are residents or operate business ventures in its market area consisting of Nottoway, Amelia, Prince Edward, Chesterfield and adjacent cities and counties. Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Company maintains a portion of its cash balances with its subsidiary and with its securities safekeeping correspondent, First Tennessee Bank, N.A. These deposits are fully insured by the Federal Deposit Insurance Corporation until December 31, 2009. The Bank has several correspondent banking relationships that are principally related to services obtained from these correspondents. The balances in these accounts are fully insured by the FDIC until December 31, 2009. Management monitors the financial stability of its correspondents on a regular basis.

Note 16.	Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2008, retained earnings of approximately $5,411,313 were available for the payment of dividends without prior regulatory approval.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 17.                                           Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

(Capital ratio tables continued on next page.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the table below:

Minimum
To Be Well
Capitalized Under
Minimum Capital	Prompt Corrective
Actual	Requirement	Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Amount in thousands)

As of December 31, 2008:

Total Capital to Risk

Weighted Assets

Consolidated	$40,561	20.5%	$15,834	8.0%	N/A
Bank	$33,967	17.3%	$15,714	8.0%	$19,642	10.0%

Tier 1 Capital to Risk

Weighted Assets

Consolidated	$38,394	19.4%	$7,917	4.0%	N/A
Bank	$31,800	16.2%	$7,857	4.0%	$11,785	6.0%

Tier 1 Capital to

Average Assets

Consolidated	$38,394	13.0%	$11,854	4.0%	N/A
Bank	$31,800	11.0%	$11,598	4.0%	$14,498	5.0%

As of December 31, 2007:

Total Capital to Risk

Weighted Assets

Consolidated	$39,587	19.9%	$15,886	8.0%	N/A
Bank	$32,248	16.4%	$15,753	8.0%	$19,691	10.0%

Tier 1 Capital to Risk

Weighted Assets

Consolidated	$37,637	19.0%	$7,943	4.0%	N/A
Bank	$30,298	15.4%	$7,786	4.0%	$11,815	6.0%

Tier 1 Capital to

Average Assets

Consolidated	$37,637	12.9%	$11,649	4.0%	N/A
Bank	$30,298	10.6%	$11,392	4.0%	$14,240	5.0%

(The remainder of this page left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 18.	Fair Value Measurements and Interest Rate Risk

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Borrowings: The carrying amounts of federal funds purchased and other short term borrowings maturing within 90 days approximate their fair values. Fair values for Federal Home Loan Bank advances are estimated based upon current advance rates for the remaining term of the advance.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2008 and 2007, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$ 29,928	$ 29,928	$ 14,115	$ 14,115
Securities available for sale	43,481	43,481	48,452	48,452
Restricted securities	1,161	1,161	631	631
Loans, net	210,879	212,015	209,381	207,362
Accrued interest receivable	1,742	1,742	1,857	1,857

Financial liabilities:
Deposits	$ 249,141	$250,217	$ 243,007	$ 241,104
Other borrowings	16,183	16,146	7,324	7,324
Accrued interest payable	1,154	1,154	1,540	1,540

The Company assumes interest rate risk as part of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent possible to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

•	Level 1	Inputs to the valuation methodology are quoted prices for similar assets and liabilities inactive markets.

•	Level 2

Inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Fair Value Measurements at December 31, 2008 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Securities available
for sale	$ 43,481	$ -	$ 43,481	$ -

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying value at December 31, 2008
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired Loans, net of	$ 647	$ -	$ 181	$ 466
valuation allowance

Note 19.	Condensed Parent Company Financial Statements

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Parent Company Financials

Balance Sheets
December 31, 2008 and 2007

Assets	2008	2007

Cash	$ 705,075	$ 1,091,737
Investment in subsidiary	29,908,823	30,018,457
Securities available for sale at fair market value	5,879,199	6,492,499
Other assets	286,938	174,083

Total assets	$ 36,780,035	$ 37,776,776

Liabilities and Stockholders' Equity

Other liabilities	$ 438,114	$ 446,238

Stockholders' equity	36,341,921	37,330,538

Total liabilities and stockholders' equity	$ 36,780,035	$ 37,776,776

Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Dividends from subsidiary	$ 1,575,000	$ 1,500,000	$ 1,500,000
Interest income on investments	288,324	213,892	188,261
Total Interest Income	1,863,324	1,713,892	1,688,261

Noninterest income	- -	- -	40,016

Total income	$ 1,863,324	$ 1,713,892	$ 1,728,277

Noninterest expense - other	$ 382,313	$ 326,941	$ 338,854

Income before income taxes	$ 1,481,011	$ 1,386,951	$ 1,389,423
Allocated income tax benefit	66,070	61,598	52,474
Income before equity in undistributed
earnings of subsidiary	$ 1,547,081	$ 1,448,549	$ 1,441,897

Equity in undistributed earnings of subsidiary	1,539,667	1,946,685	1,924,961
Net income	$ 3,086,748	$ 3,395,234	$ 3,366,858

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Parent Company Financials

Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$ 3,086,748	$ 3,395,234	$ 3,366,858
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,539,667)	(1,946,685)	(1,924,961)
Gain on sale of investment fund	- -	- -	(40,016)
Net amortization (accretion) of securities	5,464	(1,018)	(1,894)
Changes in other assets and liabilities:
(Increase) decrease in other assets	(42,115)	(48,826)	334,158
Increase (decrease) in other liabilities	(8,124)	(135,649)	157,187
Net cash provided by operating activities	$ 1,502,306	$ 1,263,056	$ 1,891,332

Cash Flows from Investing Activities
Purchases of securities	$ (3,091,934)	$ (1,847,347)	$ (1,267,632)
Calls and prepayments of securities	3,491,711	1,292,956	137,736
Net cash provided by (used in) investing activities	$ 399,777	$ (554,391)	$ (1,129,896)

Cash Flows from Financing Activities
Repurchase of common stock	$ (651,559)	$ (100,164)	$ - -
Dividends paid	(1,637,186)	(1,585,354)	(1,684,122)
Net cash (used in) financing activities	$ (2,288,745)	$ (1,685,518)	$ (1,684,122)

Decrease in cash and cash equivalents	$ (386,662)	$ (976,853)	$ (922,686)

Cash and Cash Equivalents
Beginning of year	1,091,737	2,068,590	2,991,276

End of year	$ 705,075	$ 1,091,737	$ 2,068,590

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date: March 31, 2009	By:	/s/ Joseph D. Borgerding

Joseph D. Borgerding

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Borgerding	President and Chief Executive Officer	March 31, 2009
Joseph D. Borgerding	and Director (principal executive officer)
/s/ Ronald E. Baron	Senior Vice President and	March 31, 2009
Ronald E. Baron	Chief Financial Officer (principal financial and accounting officer)
/s/ Irving J. Arnold	Director	March 31, 2009
Irving J. Arnold
/s/ Frank P. Beale	Director	March 31, 2009
Frank P. Beale
/s/ William D. Coleburn	Director	March 31, 2009
William D. Coleburn
	Director	March 31, 2009
Roy C. Jenkins, Jr.
	Director	March 31, 2009
Joseph F. Morrissette

Signature	Title	Date
	Director	March 31, 2009
E. Walter Newman
/s/ JoAnne Scott Webb	Director	March 31, 2009
JoAnne Scott Webb
/s/ Samuel H. West	Director	March 31, 2009
Samuel H. West
/s/ Jerome A. Wilson	Director	March 31, 2009
Jerome A. Wilson, III

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended Bylaws of the Company, restated in electronic format as of June 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2006).

10.1	Management Continuity Agreement dated as of May 2, 2005 between the Company and Ronald E. Baron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 13, 2005).

10.2	Management Continuity Agreement dated as of March 28, 2003 between the Company and Joseph D. Borgerding (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed April 5, 2006).

10.3

Amendment to Management Continuity Agreement between the Company and Joseph D. Borgerding, dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 14, 2006).

10.4

Form Management Continuity Agreement, amended and restated as of December 31, 2008, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (filed herewith).

10.5

Form of Management Continuity Agreement, amended and restated as of March 26, 2009, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (filed herewith).

21.1	Subsidiary of the Company (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Statement of Principal Executive Officer pursuant to 18 U.S.C. §1350 (filed herewith).

32.2	Statement of Principal Financial Officer pursuant to 18 U.S.C. §1350 (filed herewith).