Form 10-Q
period 2009-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2009-05-15
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,383,380 shares of Common Stock as of May 8, 2009.

FORM 10-Q

For the Period Ended March 31, 2009

INDEX

Part I.	Financial Information

  Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures	29

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)

Cash and due from banks	$8,392	$7,136
Interest-bearing deposits in banks	9,264	13,280
Federal funds sold	4,093	9,512
Securities available for sale, at fair market value	49,258	43,481
Restricted securities	1,189	1,161
Loans, net of allowance for loan losses of $2,190
and $2,167	214,664	210,879
Premises and equipment, net	7,678	7,759
Accrued interest receivable	1,748	1,742
Other assets	9,124	9,236
Other real esate owned	1,037	957

Total assets	$306,447	$305,143

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$42,662	$40,288
Interest-bearing	208,584	208,853
Total deposits	$251,246	$249,141
FHLB advances	11,000	11,000
Other borrowings	3,497	5,183
Accrued interest payable	1,133	1,155
Accrued expenses and other liabilities	2,716	2,322
Total liabilities	$269,592	$268,801

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,383,380 in 2009 and	1,192	1,196
2,390,980 in 2008
Retained earnings	37,418	37,198
Accumulated other comprehensive loss	(1,755)	(2,052)
Total stockholders' equity	$36,855	$36,342

Total liabilities and stockholders' equity	$306,447	$305,143

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Interest and Dividend Income
Loans, including fees	$3,457	$3,725
Investment securities:
Taxable	368	393
Tax-exempt	137	124
Dividends	1	9
Federal Funds sold	5	3
Other	56	33
Total interest and dividend income	$4,024	$4,287

Interest Expense
Deposits	1,315	1,636
Other borrowings	59	53
Total interest expense	$1,374	$1,689

Net interest income	$2,650	$2,598

Provision for loan losses	45	10

Net interest income after provision
for loan losses	$2,605	$2,588

Noninterest Income
Service charges on deposit accounts	$287	$334
Net gain on sales of securities	3	-
Net gain on sales of loans	22	32
Income from bank owned life insurance	70	72
ATM fee income	127	119
Other	88	80
Total noninterest income	$597	$637

Noninterest Expense
Salaries and employee benefits	1,317	1,306
Net occupancy expense	147	138
Equipment expense	144	148
Data Processing	80	58
Other	544	493
Total noninterest expense	$2,232	$2,143

Income before income taxes	970	1,082

Income taxes	260	303

Net income	$710	$779
Earnings per share, basic & diluted	$0.30	$0.32

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended March 31, 2009 and 2008

(Dollars in thousands)

					Accumulated
					Other
					Compre-
			Additional		hensive	Compre-
	Common		Paid-In	Retained	Income	hensive
	Stock		Capital	Earnings	(Loss)	Income	Total

Balance at December 31, 2007	$1,217		$-	$36,416	$(303)		$37,330
Comprehensive income:
Net income	- -		- -	779	- -	$779	779
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	- -		- -	- -	183	183	183
Total comprehensive income	- -		- -	- -	- -	$962	- -
Effects of changing the pension plan
measurement date pursuant to FASB
statement No. 158, net of tax	- -		- -	(38)	- -		(38)
Shares repurchased	(4)		- -	(130)	- -		(134)
Cash dividends declared ($0.17 per share)	- -		- -	(412)	- -		(412)
Balance at March 31, 2008	$1,213		$-	$36,615	$(120)		$37,708

Balance at December 31, 2008	$1,196	$	- -	$37,198	$(2,052)		$36,342
Comprehensive income:
Net income	- -		- -	710	- -	$710	710
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	- -		- -	- -	299	299	299
Less: reclassification adjustment for
gain on sale of securities, net of tax	- -		- -	- -	(2)	(2)	(2)
Total other comprehensive income	- -		- -	- -	- -	$297	- -
Total comprehensive income	- -		- -	- -	- -	$1,009	- -
Shares repurchased	(4)		- -	(85)	- -		(89)
Cash dividends declared ($0.17 per share)	- -		- -	(405)	- -		(405)
Balance at March 31, 2009	$1,192	$	- -	$37,418	$(1,755)		$36,855

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Three Months Ended
(Unaudited)	March 31,
	2009	2008
Cash Flows from Operating Activities
Net Income	$710	$779
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	148	149
Provision for loan losses	45	10
Net (gain) on sales of loans	(22)	(32)
Origination of loans held for sale	(1,527)	(2,011)
Proceeds from sales of loans	1,549	2,043
Net (gain) on sales and calls of securities	(3)	-
Net amortization of securities	43	8
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(6)	171
(Increase) in other assets	(41)	(166)
(Decrease) increase in accrued interest payable	(22)	49
Increase in accrued expenses and other liabilities	394	497
Net cash provided by operating activities	$1,189	$1,497
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$6,640	$5,429
Maturities and prepayments	2,136	2,898
Purchases	(14,143)	(7,614)
Purchase of restricted securities	(28)	(200)
Net (increase) decrease in loans	(3,910)	841
Purchases of land, premises and equipment	(67)	(13)
Net cash (used in) provided by investing activities	$(9,292)	$1,341
Cash Flows from Financing Activities
Net increase (decrease) increase in deposits	$2,105	$(4,233)
Net (decrease) increase in other borrowings	(1,686)	5,464
Repurchase of common stock	(89)	(134)
Dividends paid	(405)	(414)
Net cash (used in) provided by financing activities	$(75)	$683
Net (decrease) increase in cash and cash equivalents	$(8,179)	$3,521
Cash and Cash Equivalents
Beginning of period	$29,928	$14,115
End of period	$21,749	$17,636
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,396	$1,640
Income Taxes	$-	$11
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	80	-
Unrealized gains on securities available for sale	$450	$277

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, the Consolidated Statements of Income for the three months ended March 31, 2009 and March 31, 2008, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2009 and 2008, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of March 31, 2009 the Bank employed 114 full-time employees. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

(Continued on following page)

Securities available for sale are summarized below:

	March 31, 2009
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$13,094	$34	$(72)	$13,056
State and municipal	16,765	209	(364)	16,610
Mortgage-backed	19,722	400	(1,178)	18,944
Corporate	754	-	(106)	648
	$50,335	$643	$(1,720)	$49,258

	December 31, 2008
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$8,670	$37	$-	$8,707
State and municipal	16,905	78	(490)	16,493
Mortgage-backed	17,978	244	(1,382)	16,840
Corporate	1,455	-	(14)	1,441
	$45,008	$359	$(1,886)	$43,481

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
March 31, 2009	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$4,959	$(72)	$-	$-
State and municipal	5,942	(292)	846	(72)
Mortgage-backed	653	(492)	2,688	(686)
Corporate	648	(106)	-	-
Total temporarily
impaired securities	$12,202	$(962)	$3,534	$(758)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$-	$-
State and municipal	8,945	(490)	-	-
Mortgage-backed	5,038	(924)	1,094	(458)
Corporate	1,441	(14)	-	-
Total temporarily
impaired securities	$15,424	$(1,428)	$1,094	$(458)

The unrealized losses in the investment portfolio as of March 31, 2009 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began. The unrealized losses are from 37 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Market prices change daily and are affected by conditions beyond the control of the Company. The unrealized losses are deemed to be temporary declines, and Management has the ability and intent to hold debt securities for the foreseeable future. The current global economic recession has reduced the number of market participants who would normally be actively trading in the securities markets. This fact is exacerbating the problem of trying to obtain fair value pricing for securities and it is exhibited in the fact that wide month-to-month pricing fluctuations have been received in the last several months.

In the Company’s Form 10-K report for December 31, 2008, management disclosed that two collateralized mortgage obligations also referred to as CMOs, were downgraded in the fourth quarter of 2008 to a split rating of AAA minus and BB. The two CMOs were securitized by private firms and not by Fannie Mae (FNMA) or Freddie Mac (FHLMC). The Company’s Chief Financial Officer is monitoring each security for any potential indication of impairment and he is reporting the status of each security to the Board of Directors monthly. Outside consultants continue to provide periodic stress testing of these two securities that would indicate any other than temporary impairment. Testing results provided in the first quarter of 2009 indicate that under severe and prolonged economic conditions the security tranches that are owned by the Company and the Bank do not show any permanent impairment.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Real estate loans:
Commercial	$61,303	$58,714
Residential 1-4 family	105,641	101,750
Construction	14,126	16,321
Total real estate loans	$181,070	$176,785

Commercial loans	19,769	19,859
Consumer loans	16,015	16,402
Total loans	$216,854	$213,046

Less: allowance for loan losses	2,190	2,167
Loans, net	$214,664	$210,879

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	Three Months Ended
(Dollars in thousands)	March 31,
	2009	2008
Balance, beginning	$2,167	$1,950
Provision for loan losses	45	10
Loans charged off	(31)	(13)
Recoveries of loans previously charged off	9	14
Balance, ending	$2,190	$1,961

The following is a summary of impaired loans:

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Impaired loans with a valuation allowance	$1,254	$865
Impaired loans without a valuation allowance	1,745	47
Total impaired loans	$2,999	$912

Valuation allowance related to impaired loans	$275	$218

Average Investment in impaired loans	$3,005	$1,119

Non-accrual loans excluded from the above impairment disclosure under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 114”), totaled $835 thousand and $669 thousand at March 31, 2009 and December 31, 2008, respectively. Income on non-accrual and impaired loans under the original terms would have been approximately $57 thousand for the three months ended March 31, 2009 and March 31, 2008. The Company had no loans that were ninety days or more past due and still accruing at March 31, 2009. There were $241 thousand in loans that were ninety days or more past due and still accruing at December 31, 2008.

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Statement of Operations”.

Note 5.	FHLB Advances

At March 31, 2009 and December 31, 2008, the Company had outstanding advances totaling $11 million with the Federal Home Loan Bank of Atlanta, detailed below.

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Fixed rate advance, at 1.39% maturing December 11, 2009	$6,000	$6,000

Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	5,000	5,000
	$11,000	$11,000

Note 6.	Other Borrowings

Other borrowings consist of $3.5 million and $5.2 million in short-term borrowings as of March 31, 2009 and December 31, 2008, respectively. These balances are from deposit balances outstanding in the Investments Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with US Government and Federal Agencies. This product is offered to commercial customers only.

Note 7.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,388,290 shares for the three months ended March 31, 2009 and 2,428,467 for the three months ended March 31, 2008.

Note 8.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2009 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Service cost	$75	$82
Interest Cost	62	59

Expected return on plan assets	(56)	(77)

Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	31	18
Net periodic benefit cost	$88	$58

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the plan year in which it makes pension plan contributions. The Company made its required 2009 fiscal year contribution to the pension plan in December 2008 in the amount of $253,411. The Company anticipates making the 2010 contribution by December 31, 2009. The Company estimates this contribution to be approximately $250,000.

Note 9.	Fair Value Measurements

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

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available
for sale	$49,258	$0	$49,258	$0

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial intermediaries. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, the Company had no loans held for sale.

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

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans, net of
valuation allowance	$2,724	$0	$0	$2,724

Other real estate owned	1,037	0	0	1,037

Note 10.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time, given that the Company has not been a party to any business combinations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements, at this time, given that the Company has not been a party to any business combinations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. Adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 does not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. Implementation of SAB 111 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of results that may be attained for any future period.

Recent Developments

The Federal Government is continuing to address the current economic recession in a very aggressive and swift fashion. The newly installed executive and legislative branches in Washington have pressed for regulatory actions, deficit spending and stimulus funds that promise to help shore up the many troubled areas in the national economy. The approved Federal legislation and regulatory-induced programs such as the Capital Purchase Program have introduced opportunities for these governmental bodies to wield a significant amount of control over bank holding company boards and management, including having Federally-appointed directors to bank holding company boards and other potential actions not seen in modern US banking history.

As soon as details were released about these new Federal programs, the Company’s Board of Directors and Management reviewed all Federal programs to see how appropriate they were for the Company and the Bank. We deemed this approach was prudent and rational instead of merely agreeing to participate in new Federal initiatives where the terms of the programs allowed the Federal government to modify the rules, prospectively. Of all the programs announced, the Bank is currently participating in the FDIC's Transaction Account Guarantee Program which is projected to run until December 31, 2009. The program provides unlimited deposit insurance coverage by the FDIC on transaction accounts that are interest-free or pay an annual percentage yield of less than 0.50%. The Bank expects to incur additional deposit insurance premiums of 10 basis points, per year, based upon account balances in excess of $250,000.

The financial strength and asset quality of the Bank and the Company have served us well during this economic downturn. However, the duration and depth of this economic recession is being felt in our markets with some of the Bank’s borrowers and in the underlying borrowers whose mortgages were securitized into collateralized mortgage obligation securities, or CMOs. These areas are discussed further in this report and were also discussed in the Company’s Annual Report on Form 10-K filing for December 31, 2008.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $306.4 million at March 31, 2009 compared to $305.1 million at December 31, 2008, representing an increase of $1.3 million or .42%. Total net loans at March 31, 2009 were $214.7 million, an increase of $3.8 million from the December 31, 2008 amount of $210.9 million. For the three months ended March 31, 2009, $20.2 million in loans were originated as compared to $16.9 million, or 19.5% greater than the period ended March 31, 2008. The Bank continued to see loan requests from new commercial borrowers in the first quarter which is a trend that started in the second quarter of 2008. The increase of $3.3 million in originations was attributable to lending activity in a number of areas, primarily commercial real estate, residential and home equity lending, farmland and loans to governmental entities. Management recognizes that while new loan origination opportunities exist in a slower economic environment, it would be imprudent to compromise loan pricing and/or underwriting standards simply to attain loan volume targets. As a well-capitalized community bank, it is Management’s goal to continue to be a source of credit for commercial businesses, farmers, and consumers during these difficult economic times. Gross loans as a percent of total assets were 70.8% at March 31, 2009, an increase of 1.0% from December 31, 2008.

Investment securities increased to $49.3 million at March 31, 2009, or 16.1% of total assets, which is an increase of $5.8 million from $43.5 million at December 31, 2008. The net unrealized loss of the investment portfolio decreased to $711 thousand, net of Federal income taxes at March 31, 2009 as compared to an unrealized loss of $1.0 million at December 31, 2008. All of the Company’s investment securities at March 31, 2009 were held as “available for sale”.

Interest bearing deposits in other banks decreased by $4.0 million. Federal funds sold decreased $5.4 million from $9.5 million at December 31, 2008 to $4.1 million at March 31, 2009. The Company’s liquidity as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold at March 31, 2009 was $21.7 million or 7.1% of total assets which is $8.2 million lower than $29.9 million or 9.8% of total assets at December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2009 was $2.190 million compared to $2.167 million at December 31, 2008. The allowance for loan losses, as a percentage of total outstanding loans, decreased to 1.01% at March 31, 2009 from 1.02% at December 31, 2008. The Company charged off $31 thousand in loans, recovered $9 thousand from previous write-offs, and added a provision of $45 thousand to the allowance during the three months ended March 31, 2009.

Management’s methodology for estimating the appropriate level of the allowance for loan losses is based upon bank regulatory guidance and generally accepted accounting principles for maintaining adequate reserves against loan losses. Periodically, management does classify certain loans and provides specific reserves for these loans when it is determined that negative conditions affecting the customer have occurred and will expose the Bank to a potential loss on a given credit customer. Classified loans with specific reserves may be accruing interest since the customer is not past due 90 days or more in their payments. The Company had $1.759 million in non-accruing loans at March 31, 2009, or 0.81% of gross loans compared to $1.115 million at December 31, 2008, or 0.52% of gross loans, an increase of $644 thousand. Of the increase in non-accruing loans of $644 thousand, $619 thousand already had specific reserves computed in the allowance for loan losses. In this instance, the increase in non-accruing loans would not automatically translate to a higher allowance requirement for loans that already have a specific reserve attributed to them.

Management’s calculation of the allowance for loan losses consists of three main segments, 1- estimating future loan losses by loan category using the Bank’s historical average net losses for each category, 2- the impact of various environmental factors such as the decline in real estate value, unemployment, the volume of past due loans, etc., and 3- classified/impaired loans are individually evaluated for probable loss based upon what the Bank could recover from liquidating collateral and from individual guarantors on the loan. While the calculation methodology does provide a degree of consistency in estimating an appropriate allowance for loan losses from period to period, changes in the status of various credits between periods does result in an unavoidable variance between the computed allowance and the booked allowance. Consideration is given to managing this variance to within acceptable limits when determining the amount of provision to be booked. The decline of the allowance for loan losses from 1.02% of total loans at December 31, 2008 to 1.01% of total loans at March 31, 2009 is a result of bringing the booked allowance in line with the computed allowance requirements.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2009. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for at the report date and are not expected to have a material impact beyond what has been reserved. Specific reserves for impaired loans will be adjusted should material changes occur to a loan’s collateral value or if there is any further deterioration of the credit. Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported. It is believed that the impact of the slowing national economy may negatively impact the economy in our local markets. Management reviewed external economic factors which are a component of the allowance calculation during the first quarter of 2009. Company policy requires an annual review of those economic factors to determine if adjustments to the calculations are needed. Due to the speed and magnitude of the slowing economy management is performing these reviews quarterly. Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves. These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits. For a more detailed discussion of Management’s analysis of the allowance for loan losses, please see the “Allowance for Loan Losses” discussion above under the section heading of “Critical Accounting Policies”.

Deposits

Total deposits of $251.2 million at March 31, 2009 represented an increase of $2.1 million from $249.1 million at December 31, 2008. Total certificates of deposit at March 31, 2009 were $144.7 million, down $2.6 million from $147.3 million at December 31, 2008. Due to the events surrounding the larger financial institutions in our market area, the Bank has found it difficult to retain non-relationship customers due to the higher-than-market interest rates being offered by the larger, liquidity-strapped banks. Management avoids competing for rate-driven time deposits since this is counter to its established asset/liability management strategies and with the goals set for the Bank’s net interest margin.

Non-interest bearing deposits totaled $42.7 million at March 31, 2009, which is a 5.9% increase from $40.2 million at December 31, 2008. Interest-bearing deposits accounted for 83.0% of total deposits at March 31, 2009 and 83.8% at December 31, 2008. Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling rates on the Bank’s net interest margin. However, as a result of this pricing strategy it is expected that volatile deposit accounts may be lost to competition paying higher-than-market rates.

Management’s goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At March 31, 2009 the Company had total borrowings of $14.5 million that consisted of $3.5 million in overnight repurchase agreements and outstanding advances with the FHLB of $11.0 million. This is compared to $16.2 million in borrowings at December 31, 2008.

Stockholders’ Equity

Stockholders’ equity was $36.9 million at March 31, 2009 compared to $36.3 million at December 31, 2008. The book value per common share was $15.46 at March 31, 2009 compared to $15.20 at December 31, 2008. On January 9, 2009, shareholders were paid a quarterly dividend of $0.17 per share. On March 26, 2009, the Board of Directors approved a cash dividend of $0.17 per share, or $405 thousand, payable to shareholders on April 10, 2009. Total average outstanding shares for the first three months of 2009 were 2,388,290 shares as compared to the average outstanding shares of 2,412,954 shares for the year ended December 31, 2008.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern over the overall financial strength of the banking industry, including such areas as interest margin compression, losses due to subprime lending, the decline in housing and commercial real estate values and the indications that the national economy may be impacted by an extended recession.

The Board reauthorized the stock repurchase plan on February 26, 2009 and appointed Scott & Stringfellow, Inc. and its affiliate BB&T Capital Markets, both of Richmond, Virginia, to oversee the plan, effective March 2, 2009 until May 29, 2009. The plan’s term is for a three month period or until 20,000 shares are purchased within a particular authorized period; whichever occurs first. The plan is renewable every three months, at the discretion of the Board of Directors.

The change in Accumulated Other Comprehensive Loss at March 31, 2009 versus December 31, 2008 was a result of the change in net unrealized losses on available for sale securities. At March 31, 2009, the Company had an unrealized loss on available for sale securities, net of income taxes of $711 thousand, a decrease of $297 thousand from the unrealized loss, net of income taxes of $1.008 million at December 31, 2008. At March 31, 2009 and December 31, 2008, the Accumulated Other Comprehensive Loss included $1.044 million in unfunded pension liability, net of income taxes. The unfunded pension liability is recomputed as of each December 31, only.

Net Income

For the three months ended March 31, 2008 the Company reported net income of $710 thousand as compared to $779 thousand for the same period in 2008; which is a decrease of

$69 thousand. Income per basic and diluted share was $.30 for the three months ended March 31, 2009 and March 31, 2008.

The Company had an annualized return on average assets of .95% and an annualized return on average equity of 7.78% for the three months ended March 31, 2009, as compared to an annualized return on average assets and average equity of 1.07% and 8.24%, respectively, for the same period in 2008.

The year-to-year decline in net income of $69 thousand is attributable to three factors: 1- an increase of $35 thousand in the provision for loan losses, 2- a decrease of $41 thousand in non-interest income, and 3- an increase of $61 thousand in FDIC deposit insurance premiums. These variances are discussed below within their respective segments. Additionally, the effective tax rate for the quarter ended March 31, 2009 was 26.8% as compared to 28.0% for the quarter ended March 31, 2008. When applying the effective tax rate of 26.8% to the pre-tax income for the quarter ended March 31, 2008, the result of the lower tax rate for 2009 as compared to 2008 produces tax savings variance of $30 thousand.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities. The cost of funds represents interest expense on deposits and other borrowings. Non-interest bearing deposit accounts and capital are other components representing funding sources. Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

For the three months ended March 31, 2009 net interest income was $2.650 million, which was $52 thousand more than $2.598 million for the same period in 2008. The average loan balances for the three months ended March 31, 2009 were $213.8 million or $2.1 million greater than the three months ended March 31, 2008 when the average loan balances were $211.7 million. The loan yield decreased 52 basis points to 6.56% for the three months ended March 31, 2009 from 7.08% for the comparable period in 2008. The increase in average loan balances in the first quarter of 2009 helped to lessen the impact of the negative direction of key interest indexes used in setting loan rates. The prime rate, as an example, is used as a basis of most commercial loans and commercial mortgages; therefore, variable rate loans tied to prime adjusted to lower levels during 2009 and loan pricing for renewing or new loans was also driven lower in comparison to yields in 2008.

The average investment securities balance for the first three months of 2009 was $47.5 million or $1.3 million lower than the average of $48.8 million for the same period in 2008. The tax-equivalent yield on investment securities for the period in 2009 was 4.79% as compared to 4.83% for 2008, or a decrease of 4 basis points from the year-earlier period. The investment securities portfolio is experiencing the effects of the continued low interest rate environment and relatively flat yield curve which was reported to management from asset/liability modeling results. The portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The yield on earning assets for the three months ended March 31, 2009 was 5.95%, a decrease of 65 basis points from the yield of 6.60% reported in the comparable period of 2008. The decrease in the earning assets yield for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily the result of the reduction of short-term interest rates and its impact on new and re-pricing loans.

Average interest bearing deposits for the three months ended March 31, 2009 was $213.8 million or $7.9 million more than the $205.9 million average balance for the three months ended March 31, 2008. The increase in interest bearing deposits is attributable to customers seeking a safe haven for funds that are being withdrawn from stock and mutual funds, as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage during these recessionary times.

The cost of interest bearing deposits for the three months ended March 31, 2009, expressed as a percentage, was 2.49% as compared to 3.20% for the same period of 2008, or a decrease of 71 basis points. Time deposit costs were 3.46% and 4.49% for the three months ended March 31, 2009 and 2008, respectively, or a decrease of 103 basis points. During the first quarter of 2009 there were a large number of time deposit accounts that matured or renewed at much lower rates. The competition for time deposits in our markets, during this period, began to decline largely as a result of the Federal government’s capital infusion to shore-up the national financial institutions and the deployment of the Federal government’s liquidity programs. Management maintained its disciplined pricing strategy that helped to generally retain existing relationships and attract new deposits. Average non-interest deposit balances for the three months ended March 31, 2009 was $33.9 million or $432 thousand less than the $34.3 million for the same period of 2008. While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs are being forced to erode their savings to cover everyday living expenses. The cost of funds for the three months ended March 31, 2009 was 2.11% or 60 basis points lower than 2.71% for the three months ended March 31, 2008.

The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest margin decreased by 8 basis points to 3.96% for the three months ended March 31, 2009 as compared to 4.04% for the same period in 2008.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$9,454	$63	2.68%	$4,292	$33	3.08%
Loans (1)	213,844	3,457	6.56%	211,739	3,725	7.08%
Investment securities available for sale (2)	47,536	570	4.79%	48,789	590	4.83%
Federal funds sold	8,101	5	0.22%	400	3	2.97%
Total interest earning assets	$278,935	$4,095	5.95%	$265,220	$4,351	6.60%

Total average non-earning assets	27,476			27,536
Less: allowance for credit losses	2,180			1,955
Net average non-earning assets	25,296			25,581
TOTAL AVERAGE ASSETS	$304,231			$290,801

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$34,992	$14	0.17%	$33,413	$13	0.16%
Savings	33,911	66	0.79%	35,364	91	1.03%
Time deposits	144,941	1,235	3.46%	137,139	1,532	4.49%
Other borrowings	16,277	59	1.47%	10,405	53	2.07%
Total interest bearing liabilities	$230,121	$1,374	2.42%	$216,321	$1,689	3.14%

Noninterest bearing liabilities:
Noininterest bearing demand	33,881			34,313
Other liabilities	3,201			2,228
Total noninterest bearing liabilities	37,082			36,541

Stockholders' equity	37,028			37,939
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$304,231			$290,801

Net interest income		$2,721			$2,662
Net interest spread			3.53%			3.46%
Net interest margin			3.96%			4.04%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Company recorded provision for loan losses in the first quarter of 2009 totaling $45 thousand as compared to $10 thousand for the same period of 2008. The speed and depth of the economy’s decline into recession produced additional credit concerns in the Bank’s loan portfolio during the second half of 2008. Therefore, the provision expensed in the first quarter of 2008 was chiefly to cover loan growth. The duration of this recession is impacting commercial customers that rely on a steady flow of commerce, particularly in the real estate and timber industries, to produce the cash flow needed in repaying their loans and for working capital purposes. Management is diligent in identifying problem credits as they arise and begins to work with borrowers with the intent of mitigating credit losses, collection and legal costs. Barring any significant improvements in impaired loans during the three months ending June 30, 2009, management expects to be providing reserves to the allowance for loan losses at higher levels than in the quarter ended March 31, 2009. Preliminary estimates of provision in the upcoming quarter range from $80 thousand to $120 thousand.

Non-interest Income

Non-interest income includes deposit fees, gains on the sales of securities, OREO and loans held for sale, and ATM fees. For the three months ended March 31, 2009, non-interest income decreased 6.3% to $597 thousand compared to $637 thousand, or $40 thousand less than the same period in 2008. Revenue from the net gain on sale of securities and OREO is considered as non-recurring revenue, therefore non-interest income, excluding these items was $594 thousand for the three months ended March 31, 2009 and $637 thousand for the same period in 2008; or a decrease of $43 thousand. Below is a representation of the changes to the significant components of non-interest income.

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2009	2008	Change

Non-interest Income
Service charges on deposit accounts	$287	$334	-14.1%
Net gain on sales of loans	22	32	-31.3%
Net gain on sale of securities	3	-	100.0%
Income from bank owned life insurance	70	72	-2.8%
ATM fee income	127	119	6.7%
Other income	88	80	10.0%
Total non-interest income	$597	$637	-6.3%

•

Service charges on deposit accounts decreased 14.1% or $47 thousand chiefly due to the implementation of revised policies regarding overdraft accounts in April 2008, and the continuing migration by customers to totally “free checking” products. The revised overdraft policies limited the amount of overdraft fees that a customer could be assessed in a given day, and for the automated closure of chronically delinquent checking accounts.

•	Net gain on sales of loans decreased 31.3% or $10 thousand as a result of the slowdown in the number of new secondary market loans being sold.

•	ATM fee income increased 6.7% or $8 thousand as a result of increased ATM usage by the Bank’s customers and fees received from non-customers using the Bank’s ATMs.

•	Other income increased 10.0% or $8 thousand primarily due to fees earned on check printing services.

Non-interest Expense

Non-interest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs. For the three months ended March 31, 2009, non-interest expense increased $89 thousand to $2.232 million as compared to $2.143 million for the comparable period in 2008, or an increase of 4.2%.

Management has been working, over the last 4 years, to establish stricter controls over non-interest expenses, and these efforts are being realized by the very moderate increases seen in non-interest expenses over the previous year. The following table outlines the changes in significant components:

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2009	2008	Change
Non-interest Expense
Salaries and employee benefits	$1,317	$1,306	0.8%
Net occupancy expense	147	138	6.5%
Equipment expense	144	148	-2.7%
Data Processing	80	58	37.9%
Other operating expense	544	493	10.3%
Total non-interest expense	$2,232	$2,143	4.2%

•	Salaries and employee benefits increased $11 thousand as a result of increases for cost of living adjustments.

•	Net occupancy expense increased $9 thousand primarily as a result of increases in utilities, building repairs and vendor maintenance agreements.

•

Equipment expense decreased $4 thousand primarily as a result of lower depreciation expenses, due to equipment becoming fully depreciated and the elimination of maintenance agreements for certain non-essential equipment.

•	Data Processing expense increased $22 thousand primarily as a result of installation costs related to new network installation.

•	Other operating expense increased $51 thousand primarily from increases in legal and collection costs and an increase of $61 thousand in FDIC deposit insurance premiums.

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

As of March 31, 2009 the Company has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$39,500,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	2,600,000
Total Off-Balance Sheet Borrowing Lines	$61,500,000

The Company had $14.5 million in FHLB Advances and other borrowings at March 31, 2009, which represented a $1.7 million decrease from $16.2 million at December 31, 2008. At March 31, 2009, FHLB Advances totaled $11.0 million, unchanged from year-end. Other borrowings consisted of $3.5 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels. The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at March 31, 2009 and December 31, 2008 was $36.9 million and $36.3 million, respectively. Total number of common shares outstanding was 2,383,380 shares at March 31, 2009 and 2,390,980 shares at December 31, 2008. The decrease of 7,600 shares represents the number of shares repurchased by the Company under the stock repurchase plan that the Board of Directors initiated in September 2007 and reauthorized on February 26, 2009. Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At March 31, 2009 the Company’s Tier 1 and total risk-based capital ratios were 19.66% and 20.77%, respectively, compared to 19.4% and 20.5% at December 31, 2008. The Company’s leverage ratio was 12.7% at March 31, 2008 compared to 13.0% at December 31, 2008. The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”) as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in our market area;
•	level of market interest rates;
•	the successful management of interest rate risk; including changes in interest rates and interest rate policies;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	the value of securities held in the Company’s investment portfolio;
•	successfully manage the Company’s growth and implement its growth strategies;
•	rely on the Company’s Management team, including its ability to attract and retain key personnel;
•	continue to attract low cost core deposits to fund asset growth;
•	maintain cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in banking regulations, generally accepted accounting principles and;
•	compete with other banks and financial institutions and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to rely on third party vendors that perform critical services for the Company;
•	technology utilized by the Company;
•	maintain expense controls and asset qualities as new branches are opened or acquired;
•	demand, development and acceptance of new products and services;
•	maintain capital levels adequate to support the Company’s growth; and
•	plan for changing trends in customer profiles and behavior.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There are no material changes from any of the risk factors previously disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on February 26, 2009, with an effective date of March 1, 2009. The Board appointed the firm of Scott & Stringfellow, Inc. and its affiliate BB&T Capital Markets, both of Richmond, Virginia to oversee the SEC Rule 10b5-1 plan effective March 2, 2009 until May 29, 2009. Purchases under the plan are limited to a total of 20,000 shares per term and the maximum per share price to be paid is $16.00. The stock repurchase plan was originally announced on August 20, 2007.

The Board of Directors reviews the results of the repurchase plan monthly. The continuation of the repurchase plan is evaluated by the Directors prior to the reauthorization of the repurchase plan for an additional 3-month period. The Company will consider whether or not it will repurchase additional shares based upon a number of factors including market conditions, the Company’s performance, and other strategic planning considerations.

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
January 1 to
January 31, 2009	100	$10.00	100	14,900
February 1 to
February 28, 2009	5,000	$12.00	5,000	9,900
March 1 to
March 31, 2009	2,500	$11.25	2,500	17,500
Total	7,600	$11.73	7,600	17,500

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	May 14, 2009	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	May 14, 2009	Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350