Form 10-Q
period 2009-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2009-08-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------

FORM 10-Q

------

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,377,030 shares of Common Stock as of August 7, 2009.

FORM 10-Q

For the Period Ended June 30, 2009

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures	35

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2,009	2,008
Assets	(Unaudited)

Cash and due from banks	$7,292	$7,136
Interest-bearing deposits in banks	6,541	13,280
Federal funds sold	11,718	9,512
Securities available for sale, at fair market value	51,105	43,481
Restricted securities	1,189	1,161
Loans, net of allowance for loan losses of $2,299
and $2,167	215,564	210,879
Premises and equipment, net	7,675	7,759
Accrued interest receivable	1,826	1,742
Other assets	9,331	9,236
Other real esate owned	1,037	957

Total assets	$313,278	$305,143

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$37,410	$40,288
Interest-bearing	218,906	208,853
Total deposits	$256,316	$249,141
FHLB advances	11,000	11,000
Other borrowings	4,799	5,183
Accrued interest payable	1,302	1,155
Accrued expenses and other liabilities	2,702	2,322
Total liabilities	$276,119	$268,801

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,377,330 in 2009 and	1,189	1,196
2,390,980 in 2008
Retained earnings	37,704	37,198
Accumulated other comprehensive loss	(1,734)	(2,052)
Total stockholders' equity	$37,159	$36,342

Total liabilities and stockholders' equity	$313,278	$305,143

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2,009	2,008	2,009	2,008
Interest and Dividend Income
Loans, including fees	$3,551	$3,582	$7,008	$7,308
Investment securities:
Taxable	363	402	732	804
Tax-exempt	140	134	276	257
Dividends	1	1	1	1
Federal Funds sold	4	4	9	6
Other	46	27	103	61
Total interest and dividend income	$4,105	$4,150	$8,129	$8,437

Interest Expense
Deposits	$1,220	1,485	$2,536	$3,121
Other borrowings	58	57	116	111
Total interest expense	$1,278	$1,542	$2,652	$3,232

Net interest income	$2,827	2,608	$5,477	$5,205

Provision for loan losses	180	25	225	35

Net interest income after provision
for loan losses	$2,647	$2,583	$5,252	$5,170

Noninterest Income
Service charges on deposit accounts	$314	$363	$601	$697
Net gain on sales of securities	11	20	15	20
Net gain on sales of loans	26	32	48	65
Income from bank owned life insurance	71	80	141	151
ATM fee income	140	130	268	249
Other	81	75	167	156
Total noninterest income	$643	$700	$1,240	$1,338

Noninterest Expense
Salaries and employee benefits	$1,316	$1,285	$2,633	$2,590
Net occupancy expense	139	145	286	284
Equipment expense	144	165	288	313
FDIC deposit insurance	87	7	155	14
Other	554	633	1,110	1,177
Total noninterest expense	$2,240	$2,235	$4,472	$4,378

Income before income taxes	1,050	1,048	2,020	2,130

Income taxes	286	285	546	588

Net income	$764	$763	$1,474	$1,542
Earnings per share, basic & diluted	$0.32	$0.32	$0.62	$0.64

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2007	$1,217	$36,416	$(303)		$37,330
Comprehensive income:
Net Income	-	1,542	-	$1,542	1,542
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	(456)	(456)	(456)
Less: reclassification adjustment, net of
taxes of $7	-	-	(13)	(13)	(13)
Other comprehensive income (loss)				(469)
Total comprehensive income	-	-	-	$1,073	-
Effects of changing the pension plan
measurement date pursuant to FASB
statement No. 158, net of tax	-	(38)	-		(38)
Shares repurchased	(11)	(325)	-		(336)
Cash dividends declared ($0.34 per share)	-	(822)	-		(822)
Balance at June 30, 2008	$1,206	$36,773	$(772)		37,207

Balance at December 31, 2008	$1,195	$37,198	$(2,052)		$36,342
Comprehensive Income:
Net income	-	1,474	-	$1,474	1,474
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	328	328	328
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(10)	(10)	(10)
Total other comprehensive income				$318
Total comprehensive income	-	-	-	$1,792	-
Share repurchased	(7)	(159)	-		(166)
Cash dividends declared ($0.34 per share)	-	(809)	-		(809)
Balance at June 30, 2009	$1,189	$37,704	$(1,734)		$37,159

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Six Months Ended
(Unaudited)	June 30,
	2,009	2,008
Cash Flows from Operating Activities
Net Income	$1,474	$1,542
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	304	306
Provision for loan losses	225	35
Net (gain) on sales of loans	(48)	(65)
Origination of loans held for sale	(3,520)	(4,986)
Proceeds from sales of loans	3,568	5,051
Net (gain) on sales and calls of securities	(15)	(20)
Net amortization of securities	99	23
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(84)	193
(Increase) in other assets	(259)	(351)
Increase in accrued interest payable	147	31
Increase in accrued expenses and other liabilities	380	340
Net cash provided by operating activities	$2,271	$2,099
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$12,905	12,073
Maturities and prepayments	4,116	6,824
Purchases	(24,247)	(16,254)
Purchase of restricted securities	(28)	(264)
Net (increase) in loans	(4,990)	(5,006)
Purchases of land, premises and equipment	(220)	(127)
Net cash (used in) by investing activities	$(12,464)	$(2,754)
Cash Flows from Financing Activities
Net increase (decrease) increase in deposits	$7,175	$(1,709)
Net (decrease) increase in other borrowings	(384)	4,719
Repurchase of common stock	(166)	(336)
Dividends paid	(809)	(826)
Net cash (used in ) by financing activities	$5,816	$1,848
Net (decrease) increase in cash and cash equivalents	$(4,377)	$1,193
Cash and Cash Equivalents
Beginning of period	$29,928	$14,115
End of period	$25,551	$15,308
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,505	$3,201
Income Taxes	$530	$641
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	80	441
Unrealized gains (losses) on securities available for sale	$482	$(710)

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, the Consolidated Statements of Income for the three and six months ended June 30, 2009 and June 30, 2008, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2009 and 2008, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2009 the Bank employed 114 full-time employees. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities available for sale and restricted are summarized below:

	June 30, 2009
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$15,308	$13	$(125)	$15,196
State and municipal	16,941	139	(543)	16,537
Mortgage-backed	19,147	343	(852)	18,638
Corporate	754	-	(20)	734
Securities available for sale	$52,150	$495	$(1,540)	$51,105

Federal Reserve Bank stock	$43	$-	$-	$43
Federal Home Loan Bank stock	1,033	-	-	1,033
Other securities	114	-	-	114
Restricted securities	$1,189	$-	$-	$1,189

	December 31, 2008
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$8,670	$37	$-	$8,707
State and municipal	16,905	78	(490)	16,493
Mortgage-backed	17,978	244	(1,382)	16,840
Corporate	1,455	-	(14)	1,441
	$45,008	$359	$(1,886)	$43,481

Federal Reserve Bank stock	$43	$-	$-	$43
Federal Home Loan Bank stock	1,005	-	-	1,005
Other securities	114	-	-	114
Restricted securities	$1,161	$-	$-	$1,161

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009	Value	(Loss)	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$8,661	$(125)	$-	$-	$8,661	$(125)
State and municipal	6,457	(269)	2,460	(274)	$8,917	$(543)
Mortgage-backed	1,358	(2)	3,301	(850)	$4,659	$(852)
Corporate	-	-	734	(20)	$734	$(20)
Total temporarily					$-	$-
impaired securities	$16,476	$(396)	$6,495	$(1,144)	$22,971	$(1,540)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	(Loss)	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$-	$-	$13,707	$(299)
State and municipal	8,945	(490)	0	0	5,395	(120)
Mortgage-backed	5,038	(924)	1,094	(459)	5,933	(57)
Corporate	1,441	(14)	0	0	3,620	(62)
Total temporarily
impaired securities	$15,424	$(1,428)	$1,094	$(459)	$28,655	$(538)

The unrealized losses in the investment portfolio as of June 30, 2009 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security.

In the Company’s Form 10-K report for December 31, 2008, management disclosed that two collateralized mortgage obligations also referred to as CMOs, were downgraded in the fourth quarter of 2008 to a split rating of AAA minus and BB. The two CMOs were securitized by private firms and not by Fannie Mae (FNMA) or Freddie Mac (FHLMC). The Company’s Chief Financial Officer is monitoring each security for any potential indication of impairment and he is reporting the status of each security to the Board of Directors monthly. Outside consultants continue to provide periodic stress testing of these two securities that would indicate any other than temporary impairment. Testing results provided in the first two quarters of 2009 indicate that under severe and prolonged economic conditions the security tranches that are owned by the Company and the Bank do not show any permanent impairment.

The Bank’s investment in Federal Home loan Bank (“FHLB”) stock totaled $1.033 million at June 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Bank does not consider this investment to be other temporarily impaired at June 30, 2009 and no impairment has been recognized.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	June 30,	December 31,
	2,009	2,008
Real estate loans:
Commercial	$63,332	$58,714
Residential 1-4 family	105,783	101,750
Construction	14,333	16,321
Total real estate loans	$183,448	$176,785

Commercial loans	18,710	19,859
Consumer loans	15,705	16,402
Total loans	$217,863	$213,046

Less: allowance for loan losses	2,299	2,167
Loans, net	$215,564	$210,879

Note 4.	Allowance for Loan Losses, Impaired Loans, and Non-accrual Loans

The following is a summary of transactions in the allowance for loan losses:

	Six Months Ended
(Dollars in thousands, except % data)	June 30,
	2009	2008
Balance at the beginning of period	$2,167	$1,950
Provision for loan losses	225	35
Loans charged off	(115)	(82)
Recoveries of loans previously charged off	22	122
Balance at the end of the period	$2,299	$2,025

Ratio of allowance for loan losses to end of period
loans, net of deferred fees	1.06%	0.94%

Ratio of net charge-offs to average loans, net
of deferred fees[1]	0.09%	-0.04%

[1] Net charge-offs are on an annualized basis.

Impaired loans and non-performing assets summary:

	June 30,	December 31,
(Dollars in thousands, except % data)	2009	2008

Total impaired loans	$4,692	$912

Impaired loans with a valuation allowance	$1,457	$865
Valuation allowance	(259)	(218)
Impaired loans, net of allowance	$1,198	$647

Impaired loans without a valuation allowance	$3,235	$47

Average investment in impaired loans	$4,709	$1,119

Interest income recognized on impaired loans	$177	$57

Non-accrual loans excluded from the impairment
disclosure	$1,091	$669

Non-performing assets:
Non-accrual loans	$3,857	$1,115
Loans past due 90 days or more and still accruing	995	241
Total non-performing loans	4,852	1,356

Foreclosed property	1,037	957

Total non-performing assets	$5,889	$2,313

Ratio of non-performing assets, net of deferred
loan fees, at end of period	0	0

Accruing impaired loans	$1,926	$466

Ratio of loans past due 90 days or more and still
accruing to loans, net of deferred loan fees	0.46%	0.11%

Ratio of allowance for loan losses to nonperforming
loans[1]	47.38%	159.81%

[1] The Company defines nonperforming loans as total non-accrual loans and loans 90 days or more past due and still accruing.

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Statement of Operations.”

Note 5.            FHLB Advances

At June 30, 2009 and December 31, 2008, the Company had outstanding advances totaling $11 million with the Federal Home Loan Bank of Atlanta, detailed below.

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Fixed rate advance, at 1.39% maturing December 11, 2009	$6,000	$6,000

Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	5,000	5,000
	$11,000	$11,000

Note 6.	Other Borrowings

Other borrowings consist of $4.8 million and $5.2 million in short-term borrowings as of June 30, 2009 and December 31, 2008, respectively. These balances are from deposit balances outstanding in the Investments Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with securities of the US Government and Federal Agencies. This product is offered to commercial customers only.

Note 7.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,382,050 shares for the three months ended June 30, 2009, 2,420,532 shares for the three months ended June 30, 2008, 2,385,153 shares for the six months ended June 30, 2009 and 2,424,500 for the six months ended June 30, 2008.

Note 8.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the six months ended June 30, 2009 were as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008

Service cost	$150	$164
Interest Cost	124	118

Expected return on plan assets	(112)	(154)

Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	62	36
Net periodic benefit cost	$176	$116

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the plan year in which it makes pension plan contributions. The defined benefit pension liability is computed at every December 31, only. The Company made its required 2009 fiscal year contribution to the pension plan in December 2008 in the amount of $253,411. The Company anticipates making the 2010 contribution by December 31, 2009. The Company estimates this contribution to be approximately $250,000.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June

30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$25,551	$25,551	$29,928	$29,928
Securities available for sale	51,105	51,105	43,481	43,481
Restricted securities	1,189	1,189	1,161	1,161
Loans, net	215,564	216,719	210,879	212,015
Accrued interest receivable	1,826	1,826	1,742	1,742

Financial Liabilities:
Deposits	$256,316	$252,934	$249,141	$250,217
Other borrowings	15,799	15,953	16,183	16,146
Accrued interest payable	1,302	1,302	1,154	1,154

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

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available
for sale	$51,105	$0	$51,105	$0

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial intermediaries. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, the Company had no loans held for sale.

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

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans, net of
valuation allowance	$1,198	$-	$-	$1,198

Other real estate owned	1,037	-	-	1,037

Note 10.	Recent Accounting Pronouncements

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim

Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of results that may be attained for any future period.

Recent Developments

In the second quarter of 2009, the Bank reported a net increase in non-accruing loans of $2.169 million as compared to a net increase of non-accrual loans for the first quarter of 2009 of $766 thousand. The net increase of $2.169 million for the second quarter was mainly attributed to a commercial loan relationship totaling $1.698 million or 78% of the net increase for the quarter. Based upon current valuation of the loan collateral, Management has concluded that there should not be any loss incurred if the collateral must be liquidated in order to pay off the loan balances. Aside from this one commercial relationship, another $471 thousand in loans were placed on non-accrual status during the second quarter. As of June 30, 2009, total non-accrual loans totaled $3.857 million or a net increase of $2.742 million from December 31, 2008. Since December 31, 2008, $193 thousand was recorded as principal pay downs or pay offs during the first six months of 2009.

The Federal Government’s introduction of new stimulus initiatives aimed at financial institutions slowed during the second quarter. Some of the holding companies and other institutions that accepted funds from the Capital Purchase Program are moving towards or have repaid the United States Treasury for the capital infusion they had received. Capital raising efforts by these institutions, while successful, are still receiving a tepid reception by investors.

The Federal Deposit Insurance Corporation received approval to extend the current $250,000 insurance coverage limit on deposit accounts until December 31, 2013. This deposit insurance coverage extension does not affect the Transaction Account Guarantee Program, which has a December 31, 2009 expiration deadline. The Bank does participate in the Transaction Account Guarantee Program which provides for full deposit insurance coverage on non-interest bearing transaction accounts and NOW accounts that pay an interest rate of 0.5% or less; regardless of the balance in the account. The Bank expects to incur additional deposit insurance premiums of 10 basis points for account balances in excess of $250,000, for the remainder of 2009. The FDIC Board required that a special assessment be imposed on all insured depository institutions based upon the June 30, 2009 balance of an institution’s total assets, minus their Tier 1 capital at a rate of 5 basis points. This is a one-time assessment and the FDIC will require payment of this assessment fee by September 30, 2009. This assessment was deemed a necessary measure to help replenish the Deposit Insurance Fund that has been significantly depleted from recent bank failures. The Bank accrued the expense of this assessment fee and it is reflected in the income statement as of June 30, 2009.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $313.3 million at June 30, 2009 compared to $305.1 million at December 31, 2008, representing an increase of $8.1 million or 2.67%. Total net loans at June 30, 2009 were $215.6 million, an increase of $4.7 million from the December 31, 2008 amount of $210.9 million. For the three months ended June 30, 2009, $14.6 million in loans were originated as compared to $25.2 million, or a 42.0% decline for the three months ended June 30, 2008. When comparing the six months ended June 30, 2009 and 2008, loan originations were $34.8 million and $42.1 million, respectively, which is a 17.3% decline year-over-year. The Bank continued to see a moderate level of loan requests from new commercial borrowers in the second quarter. The decline in loan origination activity in the second quarter of 2009 was anticipated given the economic recession. Businesses and consumers are approaching any new lending opportunities cautiously, often choosing to refinance existing loan balances to take advantage of the lower rate environment. Gross loan balances at June 30, 2009 as compared to December 31, 2008 indicated that during the first six months of 2009 net loan growth was seen in real estate secured loans which increased $6.7 million from December 31, 2008, while commercial and consumer loans had a net decline of $1.8 million and the Allowance for Loan Losses increased $132 thousand from year-end. Management is maintaining loan pricing and underwriting standards during these difficult economic times. Refusing to relax these standards is critical towards maintaining loan quality and may result in a slower growth rate of the loan portfolio. As a well-capitalized community bank, it is Management’s goal to continue to be a source of credit for commercial businesses, farmers, and consumers during these difficult economic times. Gross loans as a percent of total assets were 69.5% at June 30, 2009, as compared to 69.8% at December 31, 2008.

Investment securities increased to $51.1 million at June 30, 2009, or 16.7% of total assets, which is an increase of $7.6 million from $43.5 million at December 31, 2008. The net unrealized loss of the investment portfolio decreased to $690 thousand, net of Federal income taxes at June 30, 2009 as compared to $1.0 million at December 31, 2008. All of the Company’s investment securities at June 30, 2009 were held as “available for sale”.

Interest bearing deposits in other banks decreased by $6.8 million at June 30, 2009 to $6.5 million as compared to $13.3 at December 31, 2008. Federal funds sold increased $2.2 million to $11.7 million at June 30, 2009 from $9.5 million at December 31, 2008. The Company’s liquidity on hand at June 30, 2009 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $25.6 million or 8.2% of total assets which is $4.4 million lower than $29.9 million or 9.8% of total assets at December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2009 was $2.299 million compared to $2.167 million at December 31, 2008. The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.06% at June 30, 2009 from 1.02% at December 31, 2008. The Company charged off $115 thousand in loans, recovered $22 thousand from previous write-offs, and provided an additional $225 thousand to the allowance during the six months ended June 30, 2009.

Management’s methodology for estimating the appropriate level of the allowance for loan losses is based upon bank regulatory guidance and generally accepted accounting principles for maintaining adequate reserves against loan losses. Periodically, management does classify certain loans and provides specific reserves for these loans when it is determined that negative conditions affecting the customer have occurred and will expose the Bank to a potential loss on a given loan customer. Classified loans with specific reserves may be accruing interest since the customer is not past due 90 days or more in their payments. The Company had $3.857 million in non-accruing loans at June 30, 2009, or 1.79% of gross loans compared to $1.115 million at December 31, 2008, or 0.53% of gross loans, a net increase of $2.742 million. During the second quarter, a single commercial loan relationship totaling $1.7 million went into non-accrual status; however, Management’s assessment of the loan’s collateral using current market values indicate that the Bank is likely to recover what it is owed on the relationship; therefore an increase in the allowance for loan losses was not necessary for this credit. In addition to this relationship, other loans going into non-accrual status since December 31, 2008 totaled $766 thousand in the first quarter ended March 31, 2009, and $471 thousand for the second quarter ended June 30, 2009. Non-accrual loan balances were reduced by $193 thousand in principal payments during the first six months of 2009.

Management’s calculation of the allowance for loan losses consists of three main segments, 1- estimating future loan losses by loan category using the Bank’s historical average net losses for each category, 2- the impact of various environmental factors such as the decline in real estate value, unemployment, the volume of past due loans, etc., and 3- classified/impaired loans are individually evaluated for probable loss based upon what the Bank could recover from liquidating collateral and from individual guarantors on the loan. While the calculation methodology does provide a degree of consistency in estimating an appropriate allowance for loan losses from period to period, changes in the status of various credits between periods does result in an unavoidable variance between the computed allowance and the booked allowance. Consideration is given to managing this variance to within acceptable limits when determining the amount of provision to be booked. The allowance for loan losses increased from 1.02% of gross loans at December 31, 2008 to 1.06% of gross loans at June 30, 2009 as a result of bringing the booked allowance in line with the computed allowance requirements.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2009. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for at the report date and are not expected to have a material impact beyond what has been reserved. Specific reserves for impaired loans will be adjusted should material changes occur to a loan’s collateral value or if there is any further deterioration of the credit. Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported. It is believed that the impact of the slowing national economy may continue to negatively impact the economy in our local markets. Management reviewed external economic factors which are a component of the allowance calculation during the second quarter of 2009. Company policy requires an annual review of those economic factors to determine if adjustments to the calculations are needed. Due to the speed and magnitude of the slowing economy, management is performing these reviews quarterly. Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves. These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits. For a more detailed discussion of Management’s analysis of the allowance for loan losses, please see the “Allowance for Loan Losses” discussion above under the section heading of “Critical Accounting Policies”.

Deposits

Total deposits of $256.3 million at June 30, 2009 represented an increase of $7.1 million from $249.1 million at December 31, 2008. Total certificates of deposit at June 30, 2009 were $135.6 million, down $11.7 million from $147.3 million at December 31, 2008. Overall customer behavior appears to be that customers have been moving their funds to safer havens such as FDIC-insured institutions as opposed to stock market investing. However, they appear to prefer easy access to their funds which money market and savings accounts offer as compared to time deposit accounts; especially since the rates offered for short-term time deposits are not significantly different than money market rates.

Non-interest bearing deposits totaled $37.2 million at June 30, 2009, which is a 6.7% decrease from $40.3 million at December 31, 2008. Interest-bearing deposits accounted for 85.4% of total deposits at June 30, 2009 and 83.8% at December 31, 2008. Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling interest rates on the Bank’s net interest margin. Management’s goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and overnight and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At June 30, 2009 the Company had total borrowings of $15.8 million that consisted of $4.8 million in overnight repurchase agreements and outstanding advances with the FHLB of $11.0 million. This is compared to $16.2 million in borrowings at December 31, 2008.

Stockholders’ Equity

Stockholders’ equity was $37.1 million at June 30, 2009 compared to $36.3 million at December 31, 2008. The book value per common share was $15.63 at June 30, 2009 compared to $15.20 at December 31, 2008. On April 10, 2009, shareholders were paid a quarterly dividend of $0.17 per share. On June 25, 2009, the Board of Directors approved a cash dividend of $0.17 per share, or $404 thousand, payable to shareholders on July 10, 2009. Total average outstanding shares for the first six months of 2009 were 2,385,153 shares as compared to the average outstanding shares of 2,412,954 shares for the year ended December 31, 2008.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall financial strength of the banking industry, including such areas as interest margin compression, losses due to subprime lending, the decline in housing and commercial real estate values and the indications that the national economy may be impacted by an extended recession.

The Board reauthorized the stock repurchase plan on May 21, 2009, effective June 1, 2009 until August 31, 2009. The plan’s term is for a three month period or until 20,000 shares are purchased within a particular authorized period; whichever occurs first. The plan is renewable every three months, at the discretion of the Board of Directors.

The change in Accumulated Other Comprehensive Loss at June 30, 2009 versus December 31, 2008 was a result of the change in net unrealized losses on available for sale securities. At June 30, 2009, the Company had an unrealized loss on available for sale securities, net of income taxes of $690 thousand, a decrease of $318 thousand from the unrealized loss, net of income taxes of $1.008 million at December 31, 2008. At June 30, 2009 and December 31, 2008, the Accumulated Other Comprehensive Loss included $1.044 million in unfunded pension liability, net of income taxes. The unfunded pension liability is recomputed as of each December 31, only.

Net Income

For the six months ended June 30, 2009 the Company reported net income of $1.474 million as compared to $1.542 million for the same period in 2008 which is a decrease of $68 thousand. Income per basic and diluted share was $0.62 for the six months ended June 30, 2009 as compared to $0.64 per basic and diluted share for the period ended June 30, 2008.

The Company had an annualized return on average assets of .97% and an annualized return on average equity of 7.97% for the six months ended June 30, 2009, as compared to an annualized return on average assets and average equity of 1.06% and 8.17%, respectively, for the same period in 2008.

For the three months ended June 30, 2009 the Company reported net income of $764 thousand as compared to $763 thousand for the same period in 2008, which is an increase of $1 thousand. Income per basic and diluted share was $0.32 for the three months ended June 30, 2009 and 2008.

The year-to-year decrease in net income of $68 thousand is attributable to the following unfavorable factors: 1- an increase in the provision for loan losses of $190 thousand, 2- a decrease in noninterest income of $98 thousand, and 3- an increase of $141 thousand in deposit insurance expense. These factors were partially offset by favorable results in: 1- an increase of $272 thousand in the net interest income, and 2- a decrease of $47 thousand in non-interest expense (excluding deposit insurance) and 3- a decrease in the effective income tax rate of 0.6% or $42 thousand.

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

For the three months ended June 30, 2009 net interest income was $2.827 million as compared to $2.608 million for the three months ended June 30, 2008, an increase of $219 thousand or 8.4%. Average loan balances for the second quarter were $219.6 million or $5.8 million greater than the average balances for the first quarter ended March 31, 2009, and $6.9 million greater than the three months ended June 30, 2008. Loan yields for the second quarter of 2009 were 6.49% as compared to 6.56% for the quarter ended March 31, 2009, and the loan yield of 6.77%, or 28 basis points lower, than the quarter ended June 30, 2008.

For the six months ended June 30, 2009 net interest income was $5.477 million, which was $272 thousand more than $5.205 million for the same period in 2008. The average loan balances for the six months ended June 30, 2009 were $216.7 million or $4.5 million greater than the six months ended June 30, 2008 when the average loan balances were $212.2 million. The loan yield decreased 40 basis points to 6.52% for the six months ended June 30, 2009 from

6.92% for the comparable period in 2008. The increase in average loan balances in the first six months of 2009 helped to lessen the impact of the negative direction of key interest indexes used in setting most loan rates. The prime rate, as an example, is used as a basis of most commercial loans and commercial mortgages; therefore, variable rate loans tied to prime adjusted to lower levels during 2009 and loan pricing for renewing or new loans was also driven lower in comparison to loan rates in 2008.

The average investment securities balance for the three months ended June 30, 2009 was $49.4 million which is $1.9 million greater than the average of $47.5 million for the first quarter of 2009 and the average balance was unchanged from the three months ended June 30, 2008. The tax equivalent yield for investment securities for the second quarter of 2009 was 4.66% or 13 basis points lower than the first quarter of 2009 and 34 basis points lower than the three months ended June 30, 2008.

The average investment securities balance for the first six months of 2009 was $48.5 million or $400 thousand higher than the average of $48.1 million for the same period in 2008. The tax-equivalent yield on investment securities for the period in 2009 was 4.73% as compared to 4.96% for 2008, or a decrease of 23 basis points from the year-earlier period. The investment securities portfolio is experiencing the effects of the continued low interest rate environment and with some higher coupon rate securities being “called” by their issuers. A portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The tax-equivalent yield on earning assets for the six months ended June 30, 2009 was 5.91%, a decrease of 58 basis points from the yield of 6.49% reported in the comparable period of 2008. The decrease in the earning assets yield for the six months ended June 30, 2009 as compared to the same period in 2008 is primarily the result of the reduction of short-term interest rates and its impact on new and re-pricing loans and the availability of investment securities with lower yields.

For the three months ended June 30, 2009 the average balance for interest bearing deposits was $218.9 million or $5.1 million greater than the $213.8 million for the three months ended March 31, 2009 and $13.5 million greater than the average balance of $205.4 million for the second quarter of 2008. The cost of interest bearing deposits for the second quarter of 2009 was 2.24% a decrease of 77 basis points from the 3.01% cost for the second quarter of 2008. The quarterly average cost of funds was 1.91% for the three months ended June 30, 2009 which compares favorably to the three months ended March 31, 2009 and the three months ended June 30, 2008 when the costs were 2.12% and 2.53%, respectively.

Average interest bearing deposits for the six months ended June 30, 2009 was $216.4 million or $11.4 million more than the $205.0 million average balance for the six months ended June 30, 2008. The increase in interest bearing deposits is attributable to customers seeking a safe haven for funds that are being withdrawn from stock and mutual funds, as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage during these recessionary times.

The cost of interest bearing deposits for the six months ended June 30, 2009, expressed as a percentage, was 2.36% as compared to 3.06% for the same period of 2008, or a decrease of 70 basis points. Time deposit costs were 3.30% and 4.31% for the six months ended June 30, 2009 and 2008, respectively, or a decrease of 101 basis points. During the first six months of 2009 there were a large number of time deposit accounts that matured or renewed at much lower rates. The competition for time deposits in our markets, during this period, declined due to the fact that customers are looking for more liquid investment opportunities that are offering higher interest rates than time deposits. Management maintained its disciplined pricing strategy that helped to generally retain existing relationships and attract new deposits. Average non-interest deposit balances for the six months ended June 30, 2009 was $34.5 million or $400 thousand less than the $34.8 million for the same period of 2008. While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their savings to cover everyday living expenses. The cost of funds for the six months ended June 30, 2009 was 2.00% or 59 basis points lower than 2.59% for the six months ended June 30, 2008.

The net interest margin is net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the three months ended June 30, 2009 was 4.07% which compares favorably to the net interest margin for the quarter ended June 30, 2008 of 3.96% or 11 basis points higher. The net interest margin decreased by 2 basis points to 4.02% for the six months ended June 30, 2009 as compared to 4.04% for the same period in 2008.

The table on the following page labeled “Average Balances, Interest Yields and Rates, and Net Interest Margin” presents the average balances and rates of the various categories of the Company’s assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on the interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus the cost of funds, Management believes that the interest margin provides a better measurement of performance. Investment securities’ income and yields are adjusted to reflect their tax equivalency.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$8,258	$103	2.49%	$5,034	$68	2.70%
Loans (1)	216,739	7,008	6.52%	212,236	7,308	6.92%
Investment securities available for sale (2)	48,454	1,145	4.73%	48,067	1,193	4.96%
Federal funds sold	8,747	9	0.21%	551	6	2.18%
Total interest earning assets	$282,198	$8,265	5.91%	$265,888	$8,575	6.49%

Total average non-earning assets	27,387			27,609
Less: allowance for credit losses	2,194			1,988
Net average non-earning assets	25,193			25,621
TOTAL AVERAGE ASSETS	$307,391			$291,509

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$35,632	$30	0.17%	$33,726	$27	0.16%
Savings	37,567	160	0.86%	34,138	154	0.91%
Time deposits	143,212	2,346	3.30%	137,087	2,940	4.31%
Other borrowings	15,812	116	1.48%	11,410	111	1.95%
Total interest bearing liabilities	$232,223	$2,652	2.30%	$216,361	$3,232	3.00%

Noninterest bearing liabilities:
Noininterest bearing demand	34,511			34,867
Other liabilities	3,367			2,324
Total noninterest bearing liabilities	37,878			37,191

Stockholders' equity	37,290			37,957
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$307,391			$291,509

Net interest income		$5,613			$5,343
Net interest spread			3.61%			3.48%
Net interest margin			4.02%			4.04%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Bank recorded provision for loan losses for the second quarter ended June 30, 2009 of $180 thousand or $155 thousand more than the $25 thousand reported for the second quarter of 2008. The impact of the national economic downturn on some of the Bank’s loan customers started to be evident in the second half of 2008. The Bank recorded provision for loan losses in the first six months of 2009 totaling $225 thousand as compared to $35 thousand for the same period of 2008. The duration of this recession is impacting commercial customers that rely on a steady flow of commerce, particularly in the real estate and timber industries, to produce the cash flow needed in repaying their loans and for working capital purposes. Management is diligent in identifying problem credits as they arise and begins to work with borrowers with the intent of mitigating credit losses, collection and legal costs. While the growth of nonperforming loans in 2009 increased at a proportionally greater rate than the growth in the allowance for loan losses as a result of added provision, this is explained in the fact that Management is fully cognizant of the financial condition of deteriorating problem loans.  Management analyzes the Bank’s collateral position and probable future loss on any loan and provides specific reserves for those loans (as needed), prior to those loans actually becoming nonperforming loans.  Therefore, when a loan becomes nonperforming, it is likely to already have an allowance provided for it without the need for additional provision during the same quarter when the loan moves to nonperforming status.  Nonperforming loans are constantly under review for further deterioration of the customer’s credit or collateral position and Management would provide additional provision as it is needed in future quarters. Barring any significant improvements in impaired loans during the three months ending September 30, 2009, management expects to be providing reserves to the allowance for loan losses at similar levels to the quarter ended June 30, 2009.

Non-interest Income

Non-interest income includes deposit fees, gains on the sales of securities, OREO and loans held for sale, and ATM fees. For the six months ended June 30, 2009, non-interest income decreased 7.3% to $1.240 million compared to $1.338 million, or $98 thousand less than the same period in 2008. Revenue from the net gain on sale of securities is considered as non-recurring revenue, therefore non-interest income, excluding these items was $1.225 million for the six months ended June 30, 2009 and $1.318 million for the same period in 2008; or a decrease of $93 thousand. Below is a representation of the changes to the significant components of non-interest income.

	Three months ended			Six months ended
(Dollars in thousands)	June 30,	June 30,	%	June 30,	June 30,	%
	2009	2008	Change	2009	2008	Change

Non-interest Income
Service charges on deposit accounts	$314	$363	-13.5%	$601	$697	-13.8%
Net gain on sales of loans	26	32	-18.8%	48	65	-26.2%
Net gain on sale of securities	11	20	-45.0%	15	20	-25.0%
Income from bank owned life insurance	71	80	-11.3%	141	151	-6.6%
ATM fee income	140	130	7.7%	268	249	7.6%
Other income	81	75	8.0%	167	156	7.1%
Total non-interest income	$643	$700	-8.1%	$1,240	$1,338	-7.3%

•

Service charges on deposit accounts decreased 13.8% or $96 thousand chiefly due to the implementation of revised policies regarding overdraft accounts in April 2008, and the continuing migration by customers to “totally free” checking products. The revised overdraft policies limited the amount of overdraft fees that a customer could be assessed in a given day, and for the automated closure of long-term overdrawn checking accounts.

•	Net gain on sales of loans decreased 18.8% for the quarter and 26.2% year-to-date primarily as a result of the slowdown in the number of secondary market loans being sold in 2009 over 2008.

•

Net gain on sale of securities decreased 45.0% for the quarter and 25.0% for the year-to-date. The investment portfolios are realizing gains in 2009 not from actual sales of securities but as a result of securities being called by issuers at par and therefore resulting in gains for the Company.

•

ATM fee income increased 7.7% for the quarter and 7.6% or $19 thousand for the year-to-date as a result of increased ATM usage by the Bank’s customers and fees received from non-customers using the Bank’s ATMs.

•	Other income increased 8.0% in the quarter and 7.1% or $11 thousand for the year-to-date primarily due to fees earned on banking-related services.

Non-interest Expense

Non-interest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs. For the six months ended June 30, 2009, non-interest expense increased $94 thousand to $4.472 million as compared to $4.378 million for the comparable period in 2008, or an increase of 2.1%.

Management has been working, over the last 4 years, to establish stricter controls over non-interest expenses, and these efforts are being realized by the very moderate increases seen in non-interest expenses over the previous year. The following table outlines the changes in significant components:

	Three months ended			Six months ended
(Dollars in thousands)	June 30,	June 30,	%	June 30,	June 30,	%
	2009	2008	Change	2009	2008	Change
Non-interest Expense
Salaries and employee benefits	$1,316	$1,285	2.4%	$2,633	$2,590	1.7%
Net occupancy expense	139	145	-4.1%	286	284	0.7%
Equipment expense	144	165	-12.7%	288	313	-8.0%
FDIC Insurance	87	7	1142.9%	155	14	1007.1%
Data Processing	78	108	-27.8%	158	167	-5.4%
Other operating expense	476	525	-9.3%	952	1,010	-5.7%
Total non-interest expense	$2,240	$2,235	0.2%	$4,472	$4,378	2.1%

•	Salaries and employee benefits increased 2.4% for the quarter and 1.7% or $43 thousand for the year-to-date primarily due to increases for cost of living salary adjustments.

•

Net occupancy expense decrease 4.1% or $6 thousand for the quarter and increased $2 thousand for the year-to-date primarily as a result of lower maintenance costs that were partially offset with slightly higher utilities costs.

•

Equipment expense decreased $21 thousand for the quarter and $25 thousand for the year-to-date primarily as a result equipment replacement which reduced or eliminated the need for service contracts and lower equipment depreciation expense as equipment becomes fully depreciated.

•

FDIC deposit insurance increased $80 thousand for the quarter and $141 thousand for the year-to-date primarily as a result of higher FDIC insurance premiums both for regular quarterly premiums, TAGP premium and the one-time special assessment to replenish the Deposit Insurance Fund due to recent bank failures, nationwide.

•

Data processing expense decreased $30 thousand in the quarter mostly due to the settlement of billing errors with the Bank’s core processing vendor. For the year-to-date costs decreased $9 thousand primarily as a result of cost reductions associated with the renewal of core and network communication contracts.

•

Other operating expense decreased $49 thousand for the quarter and $58 thousand for the year-to-date namely due to decreases in renegotiated ATM contract terms, the significant reduction in courier service expenses due to the conversion to branch capture late in 2008 and recoveries from deposit account write-offs.

Liquidity

Liquidity represents an institution’s ability to meet present and future obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquidity is also defined as the Company’s ability to meet the borrowing and deposit withdrawal requirements of the customers of the Company in addition to meeting current and planned expenditures. The Company maintains its liquidity position through cash on hand, correspondent bank balances and investment in federal funds sold, by maintaining its investment portfolio in available for sale status and through the availability of borrowing lines at the FHLB, the Federal Reserve Bank of Richmond and other correspondent banks. Federal funds lines of credit are maintained with four correspondent banks. As of June 30, 2009 the Bank has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$36,700,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	2,300,000
Total Off-Balance Sheet Borrowing Lines	$58,400,000

The Company had $15.8 million in FHLB Advances and other borrowings at June 30, 2009, which represented a $400 thousand decrease from $16.2 million at December 31, 2008. At June 30, 2009, FHLB Advances totaled $11.0 million, unchanged from year-end. Other borrowings consisted of $4.8 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product at June 30, 2009; at December 31, 2008 the balance of this product was $5.2 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels. The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at June 30, 2009 and December 31, 2008 was $37.2 million and $36.3 million, respectively. Total number of common shares outstanding was 2,377,330 shares at June 30, 2009 and 2,390,980 shares at December 31, 2008. The decrease of 13,650 shares represents the number of shares repurchased by the Company during the first half of 2009 under the stock repurchase plan that the Board of Directors initiated in September 2007 and reauthorized on May 21, 2009. Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At June 30, 2009 the Company’s Tier 1 and total risk-based capital ratios were 19.18% and 20.32%, respectively, compared to 19.4% and 20.5% at December 31, 2008. The Company’s leverage ratio was 12.5% at June 30, 2009 compared to 13.0% at December 31, 2008. The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on May 21, 2009. The renewed plan period was effective June 1, 2009 and expires August 31, 2009. Purchases under the plan are limited to an individual three-month total of 20,000 shares and the maximum per share price to be paid is $16.00. The stock repurchase plan was originally announced on August 20, 2007.

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

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
April 1 to
April 30, 2009	-	$0.00	-	17,500
May 1 to
May 31, 2009	-	$0.00	-	17,500
June 1 to
June 30, 2009	6,050	$12.85	6,050	13,950
Total	6,050	$12.85	6,050	13,950

Item 3. Defaults upon Senior Securities

None outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 21, 2009 at the Main Office of the Company, 126 South Main Street, Blackstone, Virginia. The Company had 2,383,380 shares outstanding and eligible to vote at the Annual Meeting. The following Directors were elected by the shareholders at the Annual Meeting.

	Votes Received by	Votes Witheld for
Nominees	Each Nominee	Each Nominee

Frank P. Beale	1,676,767	81,978
Joseph D. Borgerding	1,737,045	21,700
William D. Coleburn	1,700,815	57,930
Roy C. Jenkins, Jr.	1,724,808	33,937
Joseph F. Morrissette	1,722,245	36,500
E. Walter Newman, Jr.	1,627,935	130,540
Jo Anne S. Webb	1,728,079	30,666
Samuel H. West	1,705,551	53,194
Jerome A. Wilson, III	1,754,745	4,000

In addition, the shareholders ratified the selection of Yount, Hyde & Barbour, P.C. as independent public accountants for the Company for the fiscal year 2009, as follows:

FOR	1,742,882	AGAINST	3,960	ABSTAIN	2,900

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	August 14, 2009	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	August 14, 2009	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350