Form 10-Q
period 2009-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2009-11-16
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______

FORM 10-Q

_______

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

☐Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:2,375,330 shares of Common Stock as of November 6, 2009.

FORM 10-Q

For the Period Ended September 30, 2009

INDEX

Part I.	Financial Information
Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	21

Item 4.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures	39

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)

Cash and due from banks	$7,536	$7,136
Interest-bearing deposits in banks	6,533	13,280
Federal funds sold	6,559	9,512
Securities available for sale, at fair market value	61,058	43,481
Restricted securities	1,189	1,161
Loans, net of allowance for loan losses of $2,377
and $2,167	214,305	210,879
Premises and equipment, net	7,623	7,759
Accrued interest receivable	1,802	1,742
Other assets	9,029	9,236
Other real esate owned	1,417	957

Total assets	$317,051	$305,143

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$33,386	$40,288
Interest-bearing	225,518	208,853
Total deposits	$258,904	$249,141
FHLB advances	11,000	11,000
Other borrowings	5,304	5,183
Accrued interest payable	976	1,155
Accrued expenses and other liabilities	2,590	2,322
Total liabilities	$278,773	$268,801

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$0	$0
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,377,030 in 2009 and	1,189	1,196
2,390,980 in 2008
Retained earnings	38,053	37,198
Accumulated other comprehensive loss	(964)	(2,052)
Total stockholders' equity	$38,278	$36,342

Total liabilities and stockholders' equity	$317,051	$305,143

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$3,520	$3,667	$10,528	$10,975
Investment securities:
Taxable	407	371	1,139	1,150
Tax-exempt	143	136	419	394
Federal Funds sold	8	1	16	8
Other	46	34	150	121
Total interest and dividend income	$4,124	$4,209	$12,252	$12,648

Interest Expense
Deposits	$1,221	$1,374	$3,757	$4,496
Other borrowings	60	60	175	170
Total interest expense	$1,281	$1,434	$3,932	$4,666

Net interest income	$2,843	$2,775	$8,320	$7,982

Provision for loan losses	200	20	425	55

Net interest income after provision
for loan losses	$2,643	$2,755	$7,895	$7,927

Noninterest Income
Service charges on deposit accounts	$309	$368	$910	$1,065
Net gain on sales of securities	0	0	15	20
Net gain on sales of loans	10	23	58	87
Income from bank owned life insurance	70	80	211	231
ATM fee income	141	131	409	380
Other	99	109	266	265
Total noninterest income	$629	$711	$1,869	$2,048

Noninterest Expense
Salaries and employee benefits	$1,282	$1,266	$3,915	$3,857
Net occupancy expense	143	155	429	439
Equipment expense	143	158	431	471
FDIC deposit insurance	87	10	242	24
Other	576	636	1,685	1,813
Total noninterest expense	$2,231	$2,225	$6,702	$6,604

Income before income taxes	1,041	1,241	3,062	3,371

Income taxes	284	331	830	918

Net income	$757	$910	$2,232	$2,453
Earnings per share, basic & diluted	$0.32	$0.38	$0.94	$1.01

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2007	$1,217	$36,416	$(303)		$37,330
Comprehensive income:
Net Income	-	2,453	-	$2,453	2,453
Other comprehensive income, net of taxes
Unrealized gains (losses) on securities
available for sale, net of deferred taxes	-	-	(786)	(786)	(786)
Less: reclassification adjustment, net of
taxes of $7	-	-	(13)	(13)	(13)
Other comprehensive income (loss)				(799)
Total comprehensive income	-	-	-	$1,654	-
Effects of changing the pension plan
measurement date pursuant to FASB
statement No. 158, net of tax	-	(38)	-		(38)
Shares repurchased	(17)	(494)	-		(511)
Cash dividends declared ($0.51 per share)	-	(1,231)	-		(1,231)
Balance at September 30, 2008	$1,200	$37,106	$(1,102)		37,204

Balance at December 31, 2008	$1,196	$37,198	$(2,052)		$36,342
Comprehensive Income:
Net income	-	2,232	-	$2,232	2,232
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	1,098	1,098	1,098
Less: reclassification adjustment for
gain on sale of securities, net of
taxes of $5	-	-	(10)	(10)	(10)
Total other comprehensive income				$1,088
Total comprehensive income	-	-	-	$3,320	-
Share repurchased	(7)	(164)	-		(171)
Cash dividends declared ($0.51 per share)	-	(1,213)	-		(1,213)
Balance at September 30, 2009	$1,189	$38,053	$(964)		$38,278

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net Income	$2,232	$2,453
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	458	466
Provision for loan losses	425	55
Net (gain) on sales of loans	(58)	(87)
Origination of loans held for sale	(4,359)	(6,341)
Proceeds from sales of loans	4,417	6,428
Net (gain) on sales and calls of securities	(15)	(20)
Net amortization of securities	150	37
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(60)	133
(Increase) in other assets	(354)	(437)
(Decrease) in accrued interest payable	(179)	(566)
Increase in accrued expenses and other liabilities	268	603
Net cash provided by operating activities	$2,925	$2,724
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$16,405	12,298
Maturities and prepayments	7,014	9,706
Purchases	(39,482)	(18,205)
Purchase of restricted securities	(28)	(264)
Net (increase) in loans	(4,311)	(3,734)
Purchases of land, premises and equipment	(323)	(325)
Net cash (used in) investing activities	$(20,725)	$(524)
Cash Flows from Financing Activities
Net increase (decrease) increase in deposits	$9,763	$(2,150)
Net increase in other borrowings	121	4,968
Repurchase of common stock	(171)	(511)
Dividends paid	(1,213)	(1,231)
Net cash provided by financing activities	$8,500	$1,076
Net (decrease) increase in cash and cash equivalents	$(9,300)	$3,276
Cash and Cash Equivalents
Beginning of period	29,928	14,115
End of period	$20,628	$17,391
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,111	5,232
Income Taxes	$960	$959
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$460	$1,107
Unrealized gains (losses) on securities available for sale	$1,649	$(1,210)

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, the Consolidated Statements of Income for the three and nine months ended September 30, 2009 and September 30, 2008, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2009 and 2008, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of September 30, 2009 the Bank employed 113 full-time employees. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities available for sale and restricted are summarized below:

	September 30, 2009
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$19,898	$54	$(34)	$19,918
State and municipal	17,940	314	(122)	18,132
Mortgage-backed	22,344	535	(636)	22,243
Corporate	754	11	-	765
Securities available for sale	$60,936	$914	$(792)	$61,058

Federal Reserve Bank stock	$43	$-	$-	$43
Federal Home Loan Bank stock	1,033	-	-	1,033
Other securities	113	-	-	113
Restricted securities	$1,189	$-	$-	$1,189

	December 31, 2008
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$8,670	$37	$-	$8,707
State and municipal	16,905	78	(490)	16,493
Mortgage-backed	17,978	244	(1,382)	16,840
Corporate	1,455	-	(14)	1,441
	$45,008	$359	$(1,886)	$43,481

Federal Reserve Bank stock	$43	$-	$-	$43
Federal Home Loan Bank stock	1,005	-	-	1,005
Other securities	113	-	-	113
Restricted securities	$1,161	$-	$-	$1,161

The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2009 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$928	$940
Maturing after one year through five years	11,113	11,283
Maturing after five years through ten years	14,329	14,406
Maturing after ten years	12,222	12,186
Mortgage-backed securities	22,344	22,243
	$60,936	$61,058

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$6,025	$(34)	$-	$-
State and municipal	2,384	(16)	2,627	(106)
Mortgage-backed	-	-	3,139	(636)
Total temporarily
impaired securities	$8,409	$(50)	$5,766	$(742)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$-	$-
State and municipal	8,945	(490)	-	-
Mortgage-backed	5,038	(924)	1,094	(459)
Corporate	1,441	(14)	-	-
Total temporarily
impaired securities	$15,424	$(1,428)	$1,094	$(459)

The unrealized losses in the investment portfolio as of September 30, 2009 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security.

In the Company’s Form 10-K report for December 31, 2008, management disclosed that two collateralized mortgage obligations, also referred to as CMOs, were downgraded in the fourth quarter of 2008 to a split rating of AAA minus and BB. These CMO securities continue to show some credit stress as the underlying loans’ delinquencies continue to grow. As of September 30, 2009, the Company has three private label CMO securities, out of a total of five securities that are rated below investment grade by one or more of the credit rating agencies. All three of the securities continue to provide monthly principal and interest payments to the Company and the Bank. Outside consultants continue to provide periodic stress testing of these three securities, the results of which do not indicate a loss as of the reporting date. The Company’s Chief Financial Officer monitors each security for any potential indication of impairment and he is reporting the status of each security to the Board of Directors, regularly. Credit stress-testing results provided with payment history and delinquency data through August 2009 indicate that under severe and prolonged economic conditions the security tranches that are owned by the Company and the Bank do not show any permanent impairment of the securities as of September 30, 2009.

The Bank’s investment in Federal Home loan Bank (“FHLB”) stock totaled $1.033 million at September 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Federal Home Loan Bank of Atlanta omitted its first quarter dividend for 2009 and resumed paying dividends for the second quarter of 2009. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Bank does not consider this investment to be other than temporarily impaired at September 30, 2009 and no impairment has been recognized.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Real estate loans:
Commercial	$66,949	$58,714
Residential 1-4 family	106,329	101,750
Construction	12,553	16,321
Total real estate loans	$185,831	$176,785

Commercial loans	15,658	19,859
Consumer loans	15,193	16,402
Total loans	$216,682	$213,046

Less: allowance for loan losses	2,377	2,167
Loans, net	$214,305	$210,879

Note 4.      Allowance for Loan Losses, Impaired Loans, and Non-accrual Loans

The following is a summary of transactions in the allowance for loan losses:

	Nine Months Ended
(Dollars in thousands, except % data)	September 30,
	2009	2008
Balance at the beginning of period	$2,167	$1,950
Provision for loan losses	425	55
Loans charged off	(248)	(124)
Recoveries of loans previously charged off	33	127
Balance at the end of the period	$2,377	$2,008

Ratio of allowance for loan losses to end of period
loans, net of deferred fees	1.10%	0.94%

Ratio of net charge-offs (recoveries) to average
loans net of deferred fees[1]	0.13%	0.00%
[1] Net charge-offs are on an annualized basis.

(Remainder of page left blank, intentionally)

Impaired loans and non-performing assets summary:

	September 30,	December 31,
(Dollars in thousands, except % data)	2009	2008

Total impaired loans	$6,207	$912

Impaired loans with a valuation allowance	$2,459	$865
Valuation allowance	(458)	(218)
Impaired loans, net of allowance	$2,001	$647

Impaired loans without a valuation allowance	$3,748	$47

Average investment in impaired loans	$6,276	$1,119

Interest income recognized on impaired loans	$358	$57

Non-accrual loans excluded from the impairment
disclosure	$1,972	$669

Non-performing assets:
Non-accrual loans	$4,331	$1,115
Loans past due 90 days or more and still accruing	108	241
Total non-performing loans	4,439	1,356

Foreclosed property	1,417	957

Total non-performing assets	$5,856	$2,313

Ratio of non-performing assets to loans, net of
deferred loan fees, at end of period	2.73%	1.10%

Ratio of loans past due 90 days or more and still
accruing to loans, net of deferred loan fees	0.05%	0.11%

Ratio of allowance for loan losses to nonperforming
loans[1]	53.50%	159.81%

[1] The Company defines nonperforming loans as total non-accrual loans and loans 90 days or more past due and still accruing.

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Statement of Operations.”

(Remainder of page left blank, intentionally)

Note 5.            FHLB Advances

At September 30, 2009 and December 31, 2008, the Company had outstanding advances totaling $11 million with the Federal Home Loan Bank of Atlanta, detailed below.

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Fixed rate advance, at 1.39% maturing December 11, 2009	$6,000	$6,000

Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	5,000	5,000
	$11,000	$11,000

Note 6.	Other Borrowings

Other borrowings consist of $5.3 million and $5.2 million in short-term borrowings as of September 30, 2009 and December 31, 2008, respectively. These balances are from deposit balances outstanding in the Investments Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with securities of the US Government and Federal Agencies. This product is offered to commercial customers only.

Note 7.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,377,151 shares for the three months ended September 30, 2009, 2,408,336 shares for the three months ended September 30, 2008, 2,382,456 shares for the nine months ended September 30, 2009 and 2,419,073 for the nine months ended September 30, 2008.

Note 8.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2009 were as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008

Service cost	$225	$246
Interest Cost	186	177

Expected return on plan assets	(168)	(231)

Amortization of prior service cost	(72)	(72)
Amortization of net actuarial loss	93	54
Net periodic benefit cost	$264	$174

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

Note 9.            Fair Value Measurements

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting Standards Codification 820 Fair Value Measurements and Disclosures, (formerly SFAS No. 107) excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

September 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$20,628	$20,628	$29,928	$29,928
Securities available for sale	61,058	61,058	43,481	43,481
Restricted securities	1,189	1,189	1,161	1,161
Loans, net	214,305	214,335	210,879	212,015
Accrued interest receivable	1,802	1,802	1,742	1,742

Financial Liabilities:
Deposits	$258,904	$254,347	$249,141	$250,217
Other borrowings	16,304	16,489	16,183	16,146
Accrued interest payable	976	976	1,154	1,154

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

Accounting Standards Codification 820Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

		Fair Value Measurements at Sept. 30, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available
for sale	$61,058	$0	$61,058	$0

 Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under Accounting Standards Codification 820 (formerly SFAS No. 157), market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial intermediaries. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2009, the Company had no loans held for sale.

Impaired loans

Accounting Standards Codification 310-40-35 Troubled Debt Restructuring by Creditors, Subsequent Measurement (formerly SFAS No. 114) applies to impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. See Note 4 for details.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of Accounting Standards Codification 310-40.

		Fair Value Measurements at Sept. 30, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans, net of
valuation allowance	$2,001	$0	$0	$2,001

Other real estate owned	1,417	0	0	1,417

Note 10.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is now superseded by Accounting Standards Codification 820 Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted ASC 820 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” which is now superseded by Accounting Standards Codification (ASC) 805 Business Combinations. The Standard significantly changed the financial accounting and reporting of business combination transactions. ASC 805 establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of ASC 805 to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which is now superseded by ASC 805 Business Combinations. ASC 805 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The ASC 805 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of ASC 805 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which is now superseded by ASC 820 Fair Value Measurements and Disclosures. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of ASC 820 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is now superseded by ASC 825 Financial Instruments.

ASC 825-10-65 Transition and Open Effective Date Information provides transition guidance related to FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These pronouncements require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, APB Opinion No. 28, “Interim Financial Reporting,” which is now superseded by ASC 270 “Interim Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of ASC 825 or ASC 270 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which is now superseded by ASC 320 Investments – Debt and Equity Securities. ASC 320-10-65 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of ASC 320-10-65 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” which is now superseded by ASC 855 Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of ASC 855 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after

December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

(Remainder of this page left blank, intentionally)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of

                    Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition.This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results that may be attained for any future period.

Recent Developments

The effect of the ongoing economic recession is seen as taking an increasingly deeper cut into the economic fabric of not only our region, but of the national economy. Unemployment is rising. Consumers, uncertain about job stability, are holding back on spending and preferring to pay down the large sums of household debt that have accumulated over the last few years. Inventories of unsold new homes are competing with large numbers of foreclosed residences for the limited number of buyers. Commercial real estate vacancies are rising and property values are declining. With this economic backdrop, the Bank is seeing an increasing number of its customers struggling to remain current on their loan payments, this is especially true among commercial customers. The Bank has seen a reduction in new loan production during the third quarter and it is anticipated that new loan production will remain weak in the fourth quarter of 2009.

The Bank’s ratio of non-performing assets to total loans at September 30, 2009 was 2.73%; this is unchanged from the ratio at June 30, 2009. The September 30, 2009 ratio is an increase of 148% from the 1.10% at December 31, 2008. The total of nonperforming assets as of September 30, 2009 was $5.856 million, an increase of $3.543 million from the total of $2.313 million at December 31, 2008. The net increase of $3.083 million was due to increases in non-accrual loans totaling $3.216 million and a reduction in loans past due 90 days or more and still accruing of $133 thousand. The remainder of the change in the nine month period was $460 thousand and represents additions to Other Real Estate Owned.

Impaired loans increased $5.295 million from December 31, 2008 to September 30, 2009. Of this increase management determined that $3.701 million of the impaired loans did not require a valuation allowance as of September 30, 2009. Management, using the methodology described in the Allowance for Loan Losses found in the Critical Accounting Policies section, determined that the remaining $1.594 million increase in impaired loans required a valuation allowance of $240 thousand. In total, Management provided $425 thousand to the Allowance for Loan Losses for the first nine months of 2009, $200 thousand of this total coming just in the third quarter. The Allowance of Loan Losses as a percentage of total loans was 1.10% at September 30, 2009 as compared to 1.02% at December 31, 2008. Management provides more detail discussion on loan quality and the provision for loan losses later in this report, in the Financial Condition and Results of Operations section.

An indication that the customers are moving funds to safer havens and postponing purchases can be seen in the continue growth of deposits to $258.9 million at September 30, 2009 as compared to $256.3 million and $249.1 million at June 30, 2009 and December 31, 2008, respectively. The $9.8 million growth in deposits since December 31, 2009 represents a growth rate of 3.93% and is indicative of a trend that began during the later part of 2008.

The Federal Deposit Insurance Corporation announced on August 26, 2009 that it would extend the Transaction Account Guarantee Program (TAG) to June 30, 2010. The Bank participates in the TAG Program which provides for full deposit insurance coverage on non-interest bearing transaction accounts and NOW accounts that pay an interest rate of 0.5% or less; regardless of the balance in the account. The Bank expects to incur additional deposit insurance premiums of 10 basis points for account balances in excess of $250,000, for the remainder of 2009 and an annualized premium of 15 basis points for the first six months of 2010.

(Remainder of this page left blank, intentionally)

CRITICAL ACCOUNTING POLICIES

General

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Interim Consolidated Financial Statements and Management's discussion and analysis are, to a large degree, dependent upon the accounting and reporting policies of the Company. The Company’s accounting and reporting polices are in accordance with generally accepted accounting principals within the United States of America and with general practices within the banking industry. The selection and application of these accounting policies by Management involve judgments, estimates, and uncertainties that are susceptible to change.

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

The Company evaluates various loans individually for impairment as required by ACS 310 (formerly SFAS No. 114), Receivables. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by Management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by Accounting Standards Codification 450-20 Loss Contingencies (formerly SFAS No. 5). Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The allowance for loan losses is determined by using estimates of historical losses by category for all loans; with the exception of “criticized loans”. Criticized loans are determined as a result of management evaluating and risk grading individual delinquent loans. Management may assign an estimated amount of reserve for criticized loans if there is the likelihood that not all of the loan amounts due will be collected based upon the most current information concerning the financial condition of the debtors and guarantors as well as the current evaluations of collateral value. The evaluation of criticized loans as to the need and adequacy of any reserves is performed at least quarterly or more frequently if conditions affecting certain loans should change. The impact of environmental factors such as the local and regional economic conditions, attributes of certain loan categories and other relevant matters are considered in estimating the allowance for loan losses and these factors are reviewed at least quarterly in order to capture any indications of worsening or improving environmental factors.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $317.1 million at September 30, 2009 compared to $305.1 million at December 31, 2008, representing an increase of $12.0 million or 3.93%.

Total net loans at September 30, 2009 were $214.3 million, an increase of $3.4 million from the December 31, 2008 amount of $210.9 million. For the three months ended September 30, 2009, $14.2 million in loans were originated, a 40.5% decline as compared to $23.9 million for the three months ended September 30, 2008. When comparing the nine months ended September 30, 2009 and 2008, loan originations were $49.0 million and $66.0 million, respectively, which is a 25.8% decline year-over-year. The decline in loan origination activity in the third quarter of 2009 was expected given the economic recession. Businesses and consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment.

Gross loan balances at September 30, 2009 as compared to December 31, 2008 indicated that during the first nine months of 2009 net loan growth was seen in farmland and real estate secured loans which increased $11.9 million from December 31, 2008, while commercial and consumer loans had a net decline of $4.3 million and the Allowance for Loan Losses showed a net increase of $210 thousand from year-end.

Management is maintaining loan pricing and underwriting standards during these difficult economic times. Refusing to relax these standards is critical towards maintaining loan quality and may result in a slower growth rate of the loan portfolio. As a well-capitalized community bank, it is Management’s goal to continue to be a source of credit for commercial businesses, farmers, and consumers during any economic environment. Gross loans as a percent of total assets were 68.3% at September 30, 2009, as compared to 69.8% at December 31, 2008.

Investment securities increased to $61.1 million at September 30, 2009, or 19.3% of total assets, which is an increase of $17.6 million from $43.5 million at December 31, 2008. The increase in the investment portfolio from year-end can be attributed to the investment of funds held in interest bearing accounts with correspondent banks and a rise in deposit account balances. At September 30, 2009 the investment portfolio had an unrealized gain of $80 thousand net of Federal income taxes, as compared to an unrealized loss of $1.0 million, net of Federal income taxes, at December 31, 2008. The investment securities of both the Company and the Bank at September 30, 2009 were held as “available for sale”.

Interest bearing deposits in other banks decreased by $6.7 million at September 30, 2009 to $6.6 million as compared to $13.3 at December 31, 2008. Federal funds sold decreased $2.9 million to $6.6 million at September 30, 2009 from $9.5 million at December 31, 2008. The Company’s liquidity on hand at September 30, 2009 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $20.6million or 6.5% of total assets which is $9.3 million lower than $29.9 million or 9.8% of total assets at December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2009 was $2.377 million compared to $2.167 million at December 31, 2008. The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.10% at September 30, 2009 from 1.02% at December 31, 2008. The Company charged off $248 thousand in loans, recovered $33 thousand from previous write-offs, and provided an additional $425 thousand to the allowance during the nine months ended September 30, 2009.

Management’s methodology for estimating the appropriate level of the allowance for loan losses is based upon bank regulatory guidance and generally accepted accounting principles for maintaining adequate reserves against loan losses. Periodically, management does classify certain loans and provides specific reserves for these loans when it is determined that negative conditions affecting the customer have occurred and will expose the Bank to a potential loss on a given loan(s). The Company had $4.331 million in non-accruing loans at September 30, 2009, or 2.00% of gross loans compared to $1.115 million at December 31, 2008, or 0.53% of gross loans, a net increase of $3.216 million. At June 30, 2009, non-accruing loans were reported at $3.857 million, which represents a net increase of $474 thousand of non-accruing loans in the third quarter ended September 30, 2009. Management continues to work aggressively with debtors to resolve delinquencies and mitigate potential repossession or foreclosure of collateral, however these resolution efforts may become more difficult without an economic resurgence.

Management’s calculation of the allowance for loan losses consists of three main segments, 1- estimating future loan losses by loan category using the Bank’s historical average net losses for each category, 2- the impact of various environmental factors such as the decline in real estate value, unemployment, the volume of past due loans, etc., and 3- classified/impaired loans are individually evaluated for probable loss based upon what the Bank could recover from liquidating collateral and from individual guarantors on the loan. While the calculation methodology does provide a degree of consistency in estimating an appropriate allowance for loan losses from period to period, changes in the status of various credits between periods does result in an unavoidable variance between the computed allowance and the booked allowance. Consideration is given to managing this variance to within acceptable limits when determining the amount of provision to be booked. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for at the report date and are not expected to have a material impact beyond what has been reserved. Specific reserves for impaired loans will be adjusted should material changes occur to a loan’s collateral value or if there is any further deterioration of the credit. Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported. The allowance for loan losses increased from 1.02% of gross loans at December 31, 2008 to 1.10% of gross loans at September 30, 2009 as a result of bringing the booked allowance in line with the computed allowance requirements.

Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2009.

Bank policy requires an annual review of those economic factors to determine if adjustments to the calculations are needed. Due to the speed and magnitude of the slowing economy, management is performing these reviews quarterly. Management reviewed external economic factors which are a component of the allowance calculation during the third quarter of 2009. Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves. These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits. For a more detailed discussion of Management’s analysis of the allowance for loan losses, please see the “Allowance for Loan Losses” discussion above under the section heading of “Critical Accounting Policies”.

Deposits

Total deposits of $258.9 million at September 30, 2009 represented an increase of $9.8 million from $249.1 million at December 31, 2008. Total certificates of deposit at September 30, 2009 were $131.8 million, down $15.5 million from $147.3 million at December 31, 2008. Overall customer behavior appears to be that customers have been moving their funds to safer havens such as FDIC-insured institutions as opposed to investing in the stock market. However, they appear to prefer easy access to their funds which money market and savings accounts offer as compared to time deposit accounts; especially since the rates offered for short-term time deposits are not significantly different than money market rates.

Non-interest bearing deposits totaled $33.4 million at September 30, 2009, which is a 17.1% decrease from $40.3 million at December 31, 2008. Interest-bearing deposits accounted for 87.1% of total deposits at September 30, 2009 and 83.8% at December 31, 2008. Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling interest rates on the Bank’s net interest margin. Management’s goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks. For additional details on borrowing sources, see the “Liquidity” section later in this report. At September 30, 2009 the Company had total borrowings of $16.3 million that consisted of $5.3 million in overnight repurchase agreements and outstanding advances with the FHLB of $11.0 million. This is compared to $16.2 million in borrowings at December 31, 2008.

Stockholders’ Equity

Stockholders’ equity was $38.3 million at September 30, 2009 compared to $36.3 million at December 31, 2008. The book value per common share was $16.10 at September 30, 2009 compared to $15.20 at December 31, 2008. On July 10, 2009, shareholders were paid a quarterly dividend of $0.17 per share. On September 24, 2009, the Board of Directors approved a cash dividend of $0.17 per share, or $404 thousand, payable to shareholders on October 14,

2009. Total average outstanding shares for the first nine months of 2009 were 2,382,456 shares as compared to the average outstanding shares of 2,412,954 shares for the year ended December 31, 2008.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall financial strength of the banking industry, including such areas as interest margin compression, losses due to subprime lending, the decline in housing and commercial real estate values and the indications that the national economy may be significantly impacted by an extended recession.

The Board reauthorized the stock repurchase plan on August 20, 2009, effective September 1, 2009 until November 30, 2009. The plan’s term is for a three month period or until 20,000 shares are purchased within a particular authorized period; whichever occurs first. The plan is renewable every three months, at the discretion of the Board of Directors. The renewal of the stock repurchase plan will be considered at the November 19, 2009 Board of Directors meeting.

The change in Accumulated Other Comprehensive Income at September 30, 2009 versus December 31, 2008 was a result of the change in net unrealized losses on available for sale securities. At September 30, 2009, the Company had an unrealized gain on available for sale securities of $80 thousand, net of income taxes; an increase of $1.088 million from the unrealized loss of $1.008, net of income taxes at December 31, 2008. At September 30, 2009 and December 31, 2008, the Accumulated Other Comprehensive Income included $1.044 million in unfunded pension liability, net of income taxes. The unfunded pension liability is recomputed as of each December 31, only.

Net Income

For the nine months ended September 30, 2009 the Company reported net income of $2.232 million as compared to $2.453 million for the same period in 2008 which is a decrease of $221 thousand. Income per basic and diluted share was $0.94 for the nine months ended September 30, 2009 as compared to $1.01 per basic and diluted share for the period ended September 30, 2008.

The Company had an annualized return on average assets of .96% and an annualized return on average equity of 7.96% for the nine months ended September 30, 2009, as compared to an annualized return on average assets and average equity of 1.12% and 8.63%, respectively, for the same period in 2008.

For the three months ended September 30, 2009 the Company reported net income of $757 thousand as compared to $910 thousand for the same period in 2008, which is a decrease of $153 thousand. Income per basic and diluted share was $0.32 for the three months ended September 30, 2009 as compared to $0.38 per basic and diluted share for the period in 2008.

The year-to-year decrease in net income of $221 thousand is attributable to the following unfavorable factors:

•	An increase in the provision for loan losses of $370 thousand.
•	A decrease in noninterest income of $179 thousand.
•	An increase of $218 thousand in deposit insurance expense.

These factors were partially offset by favorable results in:

•	An increase of $338 thousand in net interest income.
•	A decrease of $120 thousand in non-interest expense (excluding deposit insurance).
•	A decrease in the effective income tax rate of 27.11% at September 30, 2009 from the effective rate of 27.23% at September 30, 2008.

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

For the three months ended September 30, 2009 net interest income was $2.843 million as compared to $2.775 million for the three months ended September 30, 2008, an increase of $68 thousand or 2.5%. Average loan balances for the third quarter were $217.1 million or $2.5 million less than the average balances for the second quarter ended June 30, 2009, and $2.2 million greater than the three months ended September 30, 2008. Loan yields for the third quarter of 2009 were 6.43% as compared to 6.49% for the quarter ended June 30, 2009, and the loan yield of 6.79% or 36 basis points lower, than the quarter ended September 30, 2008.

For the nine months ended September 30, 2009 net interest income was $8.320 million, which was $338 thousand more than $7.982 million for the same period in 2008. The average loan balances for the nine months ended September 30, 2009 were $216.9 million or $3.8 million greater than the nine months ended September 30, 2008 when the average loan balances were $213.1 million. The loan yield decreased 39 basis points to 6.49% for the nine months ended September 30, 2009 from 6.88% for the comparable period in 2008. The increase in average loan balances in the first nine months of 2009 helped to lessen the impact of the negative direction of key interest indexes used in setting most loan rates. The prime rate, as an example, is used as a basis of most commercial loans and commercial mortgages; therefore, variable rate loans tied to prime adjusted to lower levels during 2009 and loan pricing for renewing or new loans was also driven lower in comparison to loan rates in 2008. During most of 2009, management has expanded its practice of placing interest rate minimums (or “floors”) into all renewing loans. Many portfolio loans, including home equity lines of credit, already have interest rate floors within the note agreement; the actions taken in 2009 apply to vintage loans.

The average investment securities balance for the three months ended September 30, 2009 was $55.4 million which is $6.0 million greater than the average of $49.4 million for the second quarter of 2009. The tax equivalent yield for investment securities for the third quarter of 2009 was 4.52% or 14 basis points lower than the yield of 4.66% for the second quarter of 2009 and 52 basis points lower than the yield of 5.04% for the three months ended September 30, 2008.

The average investment securities balance for the first nine months of 2009 was $50.8 million or $2.3 million higher than the average of $48.5 million for the same period in 2008. The tax-equivalent yield on investment securities for the period in 2009 was 4.65% as compared to 4.90% for 2008, or a decrease of 25 basis points from the year-earlier period. The investment securities portfolio is experiencing the effects of the continued low interest rate environment and with some higher coupon rate securities being “called” by their issuers.

A portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The tax-equivalent yield on earning assets for the nine months ended September 30, 2009 was 5.84%, a decrease of 63 basis points from the yield of 6.47% reported in the comparable period of 2008. The decrease in the earning assets yield for the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily the result of the reduction of short-term interest rates and its impact on new and re-pricing loans and the availability of investment securities with lower yields.

For the three months ended September 30, 2009 the average balance for interest bearing deposits was $224.9 million or $6.0 million greater than the $218.9 million for the three months ended June 30, 2009 and $22.8 million greater than the average balance of $202.1 million for the third quarter of 2008. The cost of interest bearing deposits for the third quarter of 2009 was 2.15% a decrease of 56 basis points from the 2.71% cost for the third quarter of 2008. The quarterly average cost of funds was 1.85% for the three months ended September 30, 2009 which compares favorably to the three months ended June 30, 2009 and the three months ended September 30, 2008 when the costs were 1.91% and 2.27%, respectively.

Average interest bearing deposits for the nine months ended September 30, 2009 was $219.3 million or $15.3 million more than the $204.0 million average balance for the nine months ended September 30, 2008. The increase in interest bearing deposits is attributable to customers seeking a safe haven for funds that are being withdrawn from stock and mutual funds, as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage during these recessionary times.

The cost of interest bearing deposits for the nine months ended September 30, 2009, expressed as a percentage, was 2.29% as compared to 2.94% for the same period of 2008, or a decrease of 65 basis points. Time deposit costs were 3.24% and 4.15% for the nine months ended September 30, 2009 and 2008, respectively, or a decrease of 91 basis points. During the first nine months of 2009 there were a large number of time deposit accounts that matured or renewed at much lower rates. The competition for time deposits in our markets, during this period, declined due to the fact that customers are looking for more liquid investment opportunities that are offering higher interest rates than time deposits. Management maintained its disciplined pricing strategy that helped to generally retain existing relationships and attract new deposits.

Average non-interest deposit balances for the nine months ended September 30, 2009 was $34.4 million or $920 thousand less than the $35.3 million for the same period of 2008. While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their savings to cover everyday living expenses. The cost of funds for the nine months ended September 30, 2009 was 2.23% or 66 basis points lower than 2.89% for the nine months ended September 30, 2008.

The net interest margin is net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the three months ended September 30, 2009 was 3.96% which is 32 basis points lower than the net interest margin for the quarter ended September 30, 2008 of 4.28%. The net interest margin decreased by 12 basis points to 4.00% for the nine months ended September 30, 2009 as compared to 4.12% for the same period in 2008.

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

(Remainder of this page left blank, intentionally)

 Average Balances, Interest Yields and Rates, and Net Interest Margin

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$7,605	$153	2.65%	$3,367	$58	2.30%
Loans (1)	216,873	10,528	6.49%	213,140	10,975	6.88%
Investment securities available for sale (2)	50,795	1,771	4.65%	48,537	1,810	4.90%
Federal funds sold	10,294	16	0.21%	459	8	2.29%
Total interest earning assets	$285,567	$12,468	5.84%	$265,503	$12,851	6.47%

Total average non-earning assets	27,255			27,786
Less: allowance for credit losses	2,246			1,998
Net average non-earning assets	25,009			25,788
TOTAL AVERAGE ASSETS	$310,576			$291,291

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$35,976	$45	0.17%	$34,054	$42	0.16%
Savings	43,285	320	0.99%	33,717	221	0.88%
Time deposits	140,003	3,392	3.24%	136,219	4,233	4.15%
Other borrowings	15,978	175	1.46%	11,838	170	1.92%
Total interest bearing liabilities	$235,242	$3,932	2.23%	$215,828	$4,666	2.89%

Noninterest bearing liabilities:
Noininterest bearing demand	34,391			35,311
Other liabilities	3,451			2,307
Total noninterest bearing liabilities	37,842			37,618

Stockholders' equity	37,492			37,845
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$310,576			$291,291

Net interest income		$8,536			$8,184
Net interest spread			3.60%			3.58%
Net interest margin			4.00%			4.12%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Bank recorded provision for loan losses for the third quarter ended September 30, 2009 of $200 thousand or $180 thousand more than the $20 thousand reported for the third quarter of 2008. The amount of provision taken in the first and second quarters of 2009 was $45 thousand and $180 thousand, respectively. The increase in provision for the second and third quarters coincides with the elevated level of criticized loans seen in this period. The level of non-performing assets did not materially change from June 30, 2009 to September 30, 2009 as the ratio of non-performing assets to total loans, net of deferred loan fees, at the end of each period, stood at 2.73%. Management’s evaluation of current criticized loans and the uncertainty of deteriorating collateral values and additional problem credits were the main reasons why the provision amounts for the second and third quarters of 2009 were as significant as they were in comparison to the provision for the first quarter of 2009.

The Bank recorded provision for loan losses in the first nine months of 2009 totaling $425 thousand as compared to $55 thousand for the same period of 2008, an increase of $370 thousand. The duration of this recession is impacting commercial customers that rely on a steady flow of commerce, particularly in the real estate and timber industries, to produce the cash flow needed in repaying their loans and for working capital purposes. Management is diligent in identifying problem credits as they arise and begins to work with borrowers with the intent of mitigating credit losses, collection and legal costs. While the growth of nonperforming loans in 2009 increased at a proportionally greater rate than the growth in the allowance for loan losses as a result of added provision, this is explained in the fact that management is fully cognizant of the financial condition of deteriorating problem loans. Management analyzes the Bank’s collateral position and probable future loss on any loan and provides specific reserves for those loans (as needed), prior to those loans actually becoming nonperforming loans. Therefore, when a loan becomes nonperforming, it is likely to already have an allowance provided for it without the need for additional provision during the same quarter when the loan moves to nonperforming status. Nonperforming loans are constantly under review for further deterioration of the customer’s credit or collateral position and management would provide additional provision as it is needed in future quarters. Barring any significant improvements in impaired loans during the fourth quarter ending December 31, 2009, management expects to be providing reserves to the allowance for loan losses at a similar or higher level than in the quarter ended September 30, 2009.

Non-interest Income

Non-interest income includes deposit fees, gains on the sales of securities, OREO and loans held for sale, and ATM fees. For the nine months ended September 30, 2009, non-interest income decreased 8.7% to $1.869 million compared to $2.048 million, or $179 thousand less than the same period in 2008. Revenue from the net gain on sale of securities is considered as non-recurring revenue, therefore non-interest income, excluding these items was $1.854 million for the nine months ended September 30, 2009 and $2.028 million for the same period in 2008; or a decrease of $174 thousand. Below is a representation of the changes to the significant components of non-interest income.

	Three months ended			Nine months ended
(Dollars in thousands)	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change

Non-interest Income
Service charges on deposit accounts	$309	$368	-16.0%	$910	$1,065	-14.6%
Net gain on sales of loans	10	23	-56.5%	58	87	-33.3%
Net gain on sale of securities	-	-	0.0%	15	20	-25.0%
Income from bank owned life ins.	70	80	-12.5%	211	231	-8.7%
ATM fee income	141	131	7.6%	409	380	7.6%
Other income	99	109	-9.2%	266	265	0.4%
Total non-interest income	$629	$711	-11.5%	$1,869	$2,048	-8.7%

•

Service charges on deposit accounts decreased 14.6% or $155 thousand chiefly due to the Bank’s revised policies regarding overdraft accounts and the continuing migration by customers to “totally free” checking products. The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date.

•	Net gain on sales of loans decreased 56.5% for the quarter and 33.3% year-to-date primarily as a result of the slowdown in the number of secondary market loans being sold in 2009 over 2008.

•

Net gain on sale of securities decreased 25.0% for the year-to-date. The investment portfolios are realizing gains in 2009 not from actual sales of securities but as a result of securities being called by issuers at par and therefore resulting in gains for the Company.

•

ATM fee income increased 7.6% for the quarter and 7.6% or $29 thousand for the year-to-date as a result of increased ATM usage by the Bank’s customers and fees received from non-customers using the Bank’s ATMs.

•	Other income decreased 9.2% in the quarter and .40% increase, or $1 thousand for the year-to-date primarily due to fees earned on banking-related services.

Non-interest Expense

Non-interest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs. The mammoth increases in FDIC deposit insurance premiums seen so far in 2009 is the sole reason non-interest expenses for the quarter and year-to-date have increased when compared to the prior year. To better understand the cost efficiencies achieved by the Company a comparison of non-interest expenses exclusive of FDIC deposit insurance premiums indicates that for the quarter ended September 30, 2009 total non-interest expenses were $2.144 million. When compared to the same period in 2008, non-interest expenses were $2.215 million or $71 thousand greater in 2008 than in 2009. A similar year-to-date comparison, exclusive of deposit insurance premiums shows that for the nine months ended September 30, 2009 non-interest expenses were $6.460 million as compared to $6.580 million for the nine months ended September 30, 2008; or a reduction of $120 thousand from prior year costs.

Non-interest expenses, including deposit insurance premiums increased $6 thousand for the quarter ended September 30, 2009 as compared to the year-earlier period. For the nine months ended September 30, 2009, non-interest expenses increased $98 thousand to $6.702 million as compared to $6.604 million for the comparable period in 2008, or an increase of 1.5%.

Management’s strategy is to maintain strict controls over non-interest expenses, and these efforts are being realized with only moderate increases seen in non-interest expenses over the previous year. The following table outlines the changes in significant components:

	Three months ended			Nine months ended
(Dollars in thousands)	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change
Non-interest Expense
Salaries and employee benefits	$1,282	$1,266	1.3%	$3,915	$3,857	1.5%
Net occupancy expense	143	155	-7.7%	429	439	-2.3%
Equipment expense	143	158	-9.5%	431	471	-8.5%
FDIC Insurance	87	10	770.0%	242	24	908.3%
Data Processing	87	92	-5.4%	245	259	-5.4%
Other operating expense	489	544	-10.1%	1,440	1,554	-7.3%
Total non-interest expense	$2,231	$2,225	0.3%	$6,702	$6,604	1.5%

•	Salaries and employee benefits increased 1.3% for the quarter and 1.5% or $58 thousand for the year-to-date primarily due to increases for cost of living salary adjustments.

•

Net occupancy expense decrease 7.7% or $12 thousand for the quarter and decreased $10 thousand for the year-to-date primarily as a result of lower maintenance costs that were partially offset with slightly higher utilities costs.

•

Equipment expense decreased $15 thousand for the quarter and $40 thousand for the year-to-date primarily as a result equipment replacement which reduced or eliminated the need for service contracts and lower equipment depreciation expense as equipment becomes fully depreciated.

•

FDIC deposit insurance increased $77 thousand for the quarter and $218 thousand for the year-to-date primarily as a result of higher FDIC insurance premiums both for regular quarterly premiums, TAGP premium and the one-time special assessment to replenish the Deposit Insurance Fund due to bank failures, nationwide.

•

Data processing expense decreased $5 thousand in the quarter and a decrease of $14 thousand year-to-date is mostly due concession obtained in the renegotiated contracts with the Bank’s core processing vendor and the network communications contract.

•

Other operating expense decreased $55 thousand for the quarter and $114 thousand for the year-to-date namely due to decreases in renegotiated ATM contract terms, the significant reduction in courier service expenses due to the conversion to branch capture late in 2008 and recoveries from deposit account write-offs.

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

Federal funds lines of credit are maintained with four correspondent banks. As of September 30, 2009 the Bank has the following lines of credit available.

Federal Home Loan Bank of Atlanta	$38,300,000
Community Bankers Bank	11,400,000
SunTrust	8,000,000
Federal Reserve Bank of Richmond	5,700,000
Total Off-Balance Sheet Borrowing Lines	$63,400,000

The Company had $16.3 million in FHLB Advances and other borrowings at September 30, 2009, which represented a $121 thousand increase from $16.2 million at December 31, 2008. At September 30, 2009, FHLB Advances totaled $11.0 million, unchanged from year-end.

Other borrowings consisted of $5.3 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product at September 30, 2009; at December 31, 2008 the balance of this product was $5.2 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities. This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels. The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at September 30, 2009 and December 31, 2008 was $38.3 million and $36.3 million, respectively. Total number of common shares outstanding was 2,377,030 shares at September 30, 2009 and 2,390,980 shares at December 31, 2008. The decrease of 13,950 shares represents the number of shares repurchased by the Company during the first three quarters of 2009 under the stock repurchase plan that the Board of Directors initiated in September 2007 and reauthorized on August 20, 2009. Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2009 the Company’s Tier 1 and total risk-based capital ratios were 19.5% and 20.7%, respectively, compared to 19.4% and 20.5% at December 31, 2008. The Company’s leverage ratio was 12.4% at September 30, 2009 compared to 13.0% at December 31, 2008. The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on August 20, 2009. The renewed plan period was effective September 1, 2009 and expires November 30, 2009. Purchases under the plan are limited to an individual three-month total of 20,000 shares and the maximum per share price to be paid is $16.00. The stock repurchase plan was originally announced on August 20, 2007.

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

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
July 1 to
July 31, 2009	0	$-	0	13,950
August 1 to
August 31, 2009	300	13.20	300	13,650
September 1 to
September 30, 2009	0	-	0	20,000
Total	300	$13.20	300	20,000

Item 3. Defaults upon Senior Securities

None outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date:	November 16, 2009	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date:	November 16, 2009	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350