Form 10-K
period 2009-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2010-03-31
CIK 1277254

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
──────
FORM 10-K
──────
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2009
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

Commission file number 0-50576
──────
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
──────
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.             Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.      Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).        Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes ☐      No ☒
The aggregate market value of voting stock held by non-affiliates was $26,964,379 on June 30, 2009.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,365,239 as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	11

ITEM 1B.	UNRESOLVED STAFF COMMENTS	14

ITEM 2.	PROPERTIES	14

ITEM 3.	LEGAL PROCEEDINGS	14

ITEM 4.	RESERVED	14

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	17

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	40

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	42

ITEM 9A.	CONTROLS AND PROCEDURES	42

ITEM 9B.	OTHER INFORMATION	43

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND
	CORPORATE GOVERNANCE	43

ITEM 11.	EXECUTIVE COMPENSATION	43

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	43

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	43

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	43

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

PART I

ITEM 1.                                 BUSINESS

General

Citizens Bancorp of Virginia, Inc. (the Company) is a one-bank holding company formed on December 18, 2003 headquartered in Blackstone, Virginia.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.  The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  In September 1995, the Bank became a member of the Federal Home Loan Bank of Atlanta.

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank.  Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank.  The Bank also acts as an agent for Visa.  The Bank is authorized to have a trust department, but does not offer trust services.  The Bank’s primary trade areas are served by its 11 banking offices located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia.

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

The Bank holds a 0.352% ownership in Infinex Investments, Inc., which delivers investment services to customers through the use of a dual-employee broker.  The Bank also holds an 8.75% ownership interest in Bankers Title, LLC, which is a provider of title insurance.  The Company has an ownership interest of 1.60% in CBB Financial Corp. whose sole subsidiary is Community Bankers’ Bank, a provider of correspondent banking services exclusively to financial institutions.  The financial position and operating results of these investments are not significant to the Company as a whole and are not considered principal activities of the Company.

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

Employees

As of December 31, 2009, the Company and the Bank employed 111 full-time equivalent employees.  The Company’s success is highly dependent on its ability to attract and retain qualified employees.  Competition in the industry is intense for employees; however, the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.

Competition

The Bank competes for business with numerous other financial institutions including large national and regional banks, credit unions, other community banks, mutual funds, brokerage firms and insurance companies offering deposit products.  Some of these firms do not have a physical presence in our markets, but offer their products through local third party representatives or via the Internet.  Factors such as interest rates offered for loan and deposit products, the number and location of branches, and the reputation of the Bank affect the competition for deposits and loans.  The Bank’s marketing and business development efforts are concentrated on developing long-term customer relationships, and building customer loyalty by providing loan and deposit products and financial services that meet our customers’ needs.  The Bank targets individual retail and small-to-medium size commercial customers.

The Bank’s trade areas include the counties of Amelia, Brunswick, Buckingham, Charlotte, Chesterfield, Cumberland, Dinwiddie, Lunenburg, Mecklenburg, Nottoway, Prince Edward, the cities of Colonial Heights and Petersburg, and the Town of South Hill.  The following data reflects the Bank’s market share in its primary market places at June 30, 2009, according to information obtained from the FDIC website.  In Amelia County, the Bank held 28.27% of the market share, in Nottoway County, 58.84%, in Prince Edward County, 12.78%, in the City of Colonial Heights, 1.29%, in Mecklenburg County, 1.00% and in Chesterfield County, 0.07%.

Credit Policies and Loan Activities

The Bank offers a full range of short to medium term commercial and consumer loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.  The Bank provides a wide range of real estate-secured loans and mortgages for businesses and consumers.

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

The Bank obtains commercial and personal loans through direct solicitation of business owners and customers.  Completed commercial loan applications are reviewed by loan officers.  As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant.  For commercial lending, information is also obtained concerning an entity’s cash flow after debt service.  Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines which consider appraised value, market conditions, borrower strength, collateral value, and borrower’s ability to service the debt.

Commercial Loans.  The Bank makes commercial loans to qualified businesses in its market area.  Commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment.  Commercial business loans generally have a higher degree of risk than residential mortgage loans, and this is usually reflected in having commensurately higher yields.  Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

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

Supervision and Regulation of Banking Activities

General

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the FDIC’s deposit insurance fund and the banking system as a whole, and not necessarily for the protection of shareholders or creditors of bank holding companies. Bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations. Management believes the Company is in compliance in all material respects with these laws and regulations. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

The following summary briefly describes the more significant provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information.

Regulations affecting the Company

Citizens Bancorp of Virginia, Inc. is incorporated under the laws of the Commonwealth of Virginia as a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is required to file annual reports and such additional information as may be required by the Federal Reserve Board (the "FRB") pursuant to the BHC Act. The FRB has the authority to examine the Company and the Bank.  The BHC Act and other federal laws, of which some are discussed below, subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Federal Government Programs.  The Company has not participated in the U.S. Treasury Department’s Capital Purchase Plan (CPP) that is part of the Emergency Economic Stabilization Act of 2008 (EESA), enacted October 3, 2008.  If an institution is approved to participate in the CPP, the Treasury acquires preferred stock and stock warrants in the institution in exchange for the capital infusion.  The board of directors and management carefully considered all programs that have resulted from the ESSA and the guarantee programs sponsored by the FDIC.

The Bank is a participant in the Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions and it has been extended an additional six months through June 30, 2010.

With continuing legislative and governmental efforts in Washington, DC to address the current economic crisis, we cannot forecast how federal regulation of financial institutions may change in the future and what its resulting impact will be on the Company and the Bank.

Regulatory Restrictions on Dividends.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiary and commit resources to its support.

The Company does not expect that these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. Payment of dividends is at the discretion of the Company’s Board of Directors.  The Company’s dividend policy limits payments to 60% or less of the trailing 12-month net consolidated earnings. For the year ended December 31, 2009, the Company declared $1,616,509 in dividends payable to shareholders or 57.1% of trailing earnings.

Securities and Exchange Commission.  The Company must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the SEC).  The Company is affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOA), and the related rules and regulations. The SOA includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination, otherwise known as “whistleblower” policy and provisions; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increased penalties for existing crimes and created new criminal offenses.  The Company has incurred additional expenses and we expect to continue to incur additional expenses in complying with the requirements of the SOA and related regulations adopted by the SEC and the Public Company Accounting Oversight Board.  We anticipate that those expenses will not have a material effect on the Company’s results of operations or financial condition.

The Company will not be required to comply with the Section 404(b) reporting requirements for auditor attestation for the year ending December 31, 2009. The Securities and Exchange Commission approved an extension of the Section 404(b) requirement for non-accelerated filers that would require an independent auditor attestation of the Company’s internal controls over financial reporting beginning with the year ending December 31, 2010.

Safe and Sound Banking Practices.  Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's regulations, for example, generally require a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.

The Board of Directors of the Company approved a stock repurchase program for the common stock of the Company on July 18, 2007.  Further information on this program is found in Part 2, Item 5 of this report.

Capital Adequacy Requirements.  The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.  The

Federal regulatory agencies may take various corrective actions against any undercapitalized bank holding company or bank, and any bank that fails to submit a capital restoration plan or fails to implement a plan accepted by the regulators.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.  See Note 17 to the Consolidated Financial Statements, which is incorporated as part of this report.

Acquisitions by Bank Holding Companies.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions.  The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, under the Bank Holding Company Act, any entity is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

Regulations affecting the Bank

Citizens Bank and Trust Company is incorporated under the laws of the Commonwealth of Virginia as a state-chartered commercial bank.  The Bank is a wholly owned subsidiary of Citizens Bancorp of Virginia, Inc. and has been in continuous operation since August 23, 1873.

Restrictions on Transactions with Affiliates and Insiders.  Transactions between the Company and the Bank are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

Insider Loans.  Restrictions on loans to directors, executive officers, principal shareholders and their related interests ("insiders") contained in the Federal Reserve Act and Regulation O applies to the Bank and the Company. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.  Dividends paid by the Bank have been the Company's primary source of funds utilized to pay shareholder cash dividends and are expected to be for the foreseeable future.  Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under Federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be "undercapitalized."  The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of the Bank in the event of the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors.  In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

The FDIC Reform Act of 2006.  The FDIC Reform Act (Act) was signed into law in 2006.  The Act modernizes and strengthens the federal deposit insurance system to make it more responsive to consumer needs and fairer to banks.  It preserves the value of FDIC insurance by setting up a permanent system of inflation adjustments, authorizing the FDIC to increase coverage levels for inflation every five years and providing higher coverage for retirement accounts. It also smoothes out premium volatility in the old law by creating a range in which the fund reserve ratio can float; provides premium credits to banks (including the Bank) that built up the fund prior to 1997; and institutes a risk-based premium system.  The new system sets a designated reserve ratio of 1.25%, and because the ratio was below this level in 2006, the FDIC assessed premiums in 2007.  Since 2008, the Deposit Insurance Fund has suffered significant losses due to a higher number of bank failures.  The FDIC imposed a special deposit insurance premium assessment on insured institutions payable on September 30, 2009.  The Deposit Insurance Fund was nearly depleted prior to the imposition of this special fee and the FDIC did indicate the possibility of future “special assessments” if the high rate of bank failures persists.  The Bank was assessed $137.5 thousand.

Insurance of Deposit Accounts and Regulation by the FDIC.  The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The original legislation provided that the basic deposit insurance limit will return to $100,000 after December 31, 2009, however, on September 9, 2009, the FDIC Board of Directors approved a rule to extend the deposit insurance coverage increase through December 31, 2013.

On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit market.  The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals.  The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008.  The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (Transaction Account Guarantee Program).  The Bank is participating in the Transaction Account Guarantee Program until this program ends June 30, 2010.

During 2009, the Bank exhausted the remaining premium credits of $35,612 it had received under the FDIC Reform Act of 2006.  As a result of the credits being exhausted and the imposition of higher insurance premium rates, the Bank is expecting to pay significantly higher FDIC insurance cost in the foreseeable future than premiums paid prior to 2008, the amounts and timing of which are uncertain.  On November 12, 2009, the FDIC adopted a final rule amending the deposit insurance assessment regulations that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based assessment for the third quarter of 2009.  The Bank’s prepaid assessment totaled $1.408 million.

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

Examinations and Audits.  The Federal Reserve Board and the Virginia State Corporation Commission’s Bureau of Financial Institutions periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the carrying value of such assets.

Capital Adequacy Requirements.  Refer to “Capital Adequacy Requirements” under “The Company”, above.

Community Reinvestment Act.  Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice.  The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs.  Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

Other Laws and Regulations

Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies and continue to be a key regulator focus.  There has also been an increased focus on compliance with economic sanctions following the publication in September 2008 of Economic Enforcement Guidelines by the Office of Foreign Assets Control which were promulgated as a final rule in November 2009.  Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. The most significant of these regulations are discussed below.

The Currency and Foreign Transactions Reporting Act. Also known as the Bank Secrecy Act (BSA), and its implementing regulation, 31 CFR 103, is a tool the U.S. government uses to fight drug trafficking, money laundering, and other crimes. Congress enacted the BSA to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. The Federal Reserve Board monitors state member banks’ compliance with the BSA and 31 CFR 103.

Since its passage, Congress has amended the BSA a number of times to enhance law enforcement effectiveness.  The Anti-Drug Abuse Act of 1986, which included the Money Laundering Control Act of 1986 (MLCA), strengthened the government's ability to fight money laundering by making it a criminal activity.  The Money Laundering Suppression Act of 1994 (Title IV of the Riegle-Neal Community Development and Regulatory Improvement Act of 1994) required regulators to develop enhanced examination procedures and increase examiner training to improve the identification of money laundering schemes in financial institutions.

Today more than 170 crimes are listed in the federal money laundering statutes.  They range from drug trafficking, gunrunning, murder for hire, fraud, acts of terrorism, and the illegal use of a wetland.  The list also includes certain foreign crimes.  A financial institution must educate its employees, understand its customers and their businesses, and have systems and procedures in place to distinguish routine transactions from ones that rise to the level of suspicious activity.  The reporting and record keeping requirements of the BSA regulations create a paper trail for law enforcement to investigate money laundering schemes and other illegal activities.  This paper trail operates to deter illegal activity and provides a means to trace movements of money through the financial system.

USA PATRIOT Act of 2001. This regulation was enacted in response to the terrorist attacks, which occurred on September 11, 2001.  The USA PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts.  The impact of the PATRIOT Act on financial institutions of all kinds is significant and wide ranging.  The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation.  In November 1999, the Gramm-Leach-Bliley (GLB) Act of 1999 was enacted. The GLB Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person primarily engaged in specified securities activities.  In addition, the GLB Act contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a financial holding company.

The GLB Act contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLB Act also provides that the states may adopt customer privacy protections that are stricter than those contained in the Act.

Fair and Accurate Credit Transactions Act ("FACT Act"). The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than generally available. Banks also must comply with guidelines established by their federal banking regulators to help detect identity theft.

Check Clearing for the 21st Century Act ("Check 21 Act").  This Act became effective in October 2004. The Check 21 Act creates a new negotiable instrument, called a "substitute check," which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Check 21 Act.  The Check 21 Act is designed to facilitate check truncation, to foster innovation in the check payment systems and to improve the payment system by shortening processing times and reducing the volume of paper.

Consumer Laws and Regulations.  In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, Interagency Guidelines Establishing Information Security Standards, and the Right to Financial Privacy Act. These laws and regulations regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Future Regulatory Uncertainty

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate the Company cannot forecast how Federal regulation of financial institutions may change in the future and the potential impact to its operations.  As a result of the global economic recession, Congress and the Administration have enacted and are considering enacting laws that incorporate significant regulatory changes upon the financial services industry.  The Company fully expects that the financial institution industry will remain heavily regulated in the foreseeable future and those additional laws or regulations may be adopted further regulating specific banking practices.

Availability of Information

The Company electronically files quarterly (Form 10-Q) and annual (Form 10-K) reports and proxy statements with the Securities and Exchange Commission (SEC) on a regular basis.  Other reports are filed when necessary in accordance with the Securities Exchange Act of 1934.

The public may read and print any materials the Company files with the SEC at the SEC’s web site at http://www.sec.gov.  In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.                     RISK FACTORS

An investment in our common stock involves risks and you should not invest in our common stock unless you understand these risk factors and how it could impact the value of your investment.  These risk factors may adversely affect the Company’s financial condition and future earnings.  You should read this section together with the other information, including our consolidated financial statements and related notes to the consolidated financial statements.

Asset Quality and Allowance for Loan Losses.  A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements.  Most loans originated by the Bank are secured, but some loans are unsecured depending on the nature of the loan.  With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans.  Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the Federal government, wide-spread disease, terrorist activity, environmental contamination and other external events.  In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements. Management has established policies to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information.  Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.  For a complete discussion on asset quality and the allowance for loan losses, see Part II, Item 7, “Critical Accounting Policies – Allowance for Loan Losses” and "Asset Quality" later in this Report.

Interest Rate Risk.  The Company's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.  Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.  These factors influence our ability to maintain a stable net interest margin.  We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position and affect the demand of customers for the Company's products and services.  Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Liquidity Risk.  Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  The Company is subject to liquidity risk, which it mitigates by establishing and accessing lines of credit with various financial institutions and accessing the brokered CD markets. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, "Liquidity" found later in this Report.

Breach of Information Security and Technology Dependence.  The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks, including the Internet.  Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures.  The Company relies on the services of a variety of vendors to meet its data processing and communication needs.  If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and the Company could be exposed to claims from customers.  Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Economic Conditions, Limited Geographic Diversification. The Company's operations are principally located in the counties of Amelia, Nottoway, Prince Edward, Chesterfield, the City of Colonial Heights, the Town of South Hill and adjoining counties.  Given the geographic concentration of its operations, the Company's results depend largely upon the general economic conditions in this market.  Changes in the suburban and rural markets we serve may influence the growth rate of our loans and deposits, the quality of the loan portfolio and the loan and deposit pricing that we may obtain.  Significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

          A continuation of the recent economic turbulence could impact the Company’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions.  The Company has recognized a higher loan loss provision during 2009 as the level of nonperforming and delinquent loans increased throughout the period.  Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

Ability to Compete Effectively.  The Company and the Bank face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans, and other financial services in our market area.  Many of these banks and other financial institutions are significantly larger than we are and have greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services.  To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we are able to offer.  Many of our non-bank competitors have advantages over us in providing certain services.  This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Government Regulation and Monetary Policy.  The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders.  The burden imposed by these federal and state regulations may place banks in general, and specifically Citizens Bancorp of Virginia, Inc. and Citizens Bank & Trust Company, at a competitive disadvantage compared to less regulated competitors.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future.  Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. Further, Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Compliance with Bank Secrecy Act and Related Laws and Regulations.  These specific laws and regulations have significant implications for all financial institutions including any entity involved in the transfer of money.  The regulations increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the Federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities.  Even innocent noncompliance and inconsequential failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on the Company's business, financial condition, results of operations, or liquidity.

Reliance on strong management team.  The Company and the Bank represent a customer-focused, relationship-driven, and community-oriented financial services organization.  The Company expects our future growth to be driven in a large part by the relationships maintained with our customers by Joseph D. Borgerding, President and Chief Executive Officer, the rest of our executive management team, and our lending officers.  Neither the Company nor the Bank has employment agreements with Mr. Borgerding, executive management or our lending officers.  The unexpected loss of Mr. Borgerding or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.  The Bank has invested in bank-owned life insurance that covers Mr. Borgerding and certain other members of executive management and the lending officers.

Our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services.  Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment.  These agreements make the recruitment of these professionals more difficult.  Meanwhile, the market for these people is competitive, and we cannot assure you that we will be successful in attracting or hiring skilled personnel or be successful in retaining existing personnel.

Dependency on third party vendors.    The Bank outsources many of its operating and banking functions, including key computer systems software, network transmission services and the interchange and transmission services for the ATM network.  As such, the Company’s and the Bank’s success and the ability to expand our operations depend on the services provided by these third parties.  Disputes with these third parties can adversely affect the Bank’s operations.  The Bank may not be able to engage appropriate vendors, in a timely manner, to replace any vendors that are unable to perform with new vendors capable of servicing our needs.

ITEM 1B.                     UNRESOLVED STAFF COMMENTS.

The Company has no unresolved comments from the SEC staff.

ITEM 2.                       PROPERTIES

The corporate headquarters of Citizens Bancorp of Virginia, Inc, and the main office of the Bank are located at 126 South Main Street, Blackstone, Virginia.  The location consists of a full service banking office as well as administrative, operational and electronic data processing offices.  Additional banking offices are located within Nottoway County at 101 North Main Street, Blackstone, Virginia; 1575 South Main Street, Blackstone, Virginia; 210 Carter Street, Crewe, Virginia; and 102 Second Street, Northeast, Burkeville, Virginia.  In Amelia County, the banking office is located at 9060 North Five Forks Road.  Banking offices in Prince Edward County are located at 1517 West Third Street (Route 460 West), Farmville, 712 South Main Street, Farmville and a remote ATM location at 200 North Main Street, Farmville, Virginia.  The Chesterfield County banking office is located at 10001 Courtview Commons Lane, Chesterfield, Virginia.  In the City of Colonial Heights the banking office is located at 946 Southpark Boulevard.  In Mecklenburg County the banking office is located at 622 East Atlantic Street, South Hill, Virginia.  All real estate and improvements at these locations are owned by the Bank except for the real estate at the Chesterfield branch, which is under a lease agreement for five years renewable for five additional terms of five years each.  The current lease term is scheduled to end April 30, 2014.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.                       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.                       RESERVED

(Remainder of this page is left blank, intentionally.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Performance and Dividends

The Company’s common stock is not listed on a national securities exchange, nor is it actively traded; only 4.55% of the average number of outstanding shares traded during 2009.  Due to the extremely limited number of transactions, the average sale price of the Company’s common stock may not be indicative of its actual value.

Shares of the Company’s common stock trade through the Over-the-Counter Bulletin Board under the stock symbol “CZBT.”  The OTC BULLETIN BOARD® (OTCBB) is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter (OTC) equity securities.  The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the NASDAQ Stock MarketSM.  Investors must contact a broker/dealer to trade OTCBB securities.  Investors do not have direct access to the OTCBB service.  The Securities and Exchange Commission’s order-handling rules, which apply to NASDAQ-listed securities, do not apply to OTCBB securities.

As of March 16, 2010, the Company had approximately 798 shareholders of record.  As of that date, the closing price of the common stock was $13.00.  The chart below illustrates the high and low bid prices of common stock as reported on the OTCBB and the dividends declared during the last two years.

Market Price and Dividends

	2009			2008
Quarter	High	Low	Dividends	High	Low	Dividends
First	$14.00	$9.00	$0.17	$16.50	$15.13	$0.17
Second	$13.20	$11.50	$0.17	$16.30	$14.00	$0.17
Third	$13.20	$11.75	$0.17	$15.90	$14.20	$0.17
Fourth	$14.45	$10.50	$0.17	$16.35	$11.25	$0.17

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis.  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation,” above.

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

The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The Commonwealth of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years.  The Bank may also not declare or pay a dividend without the approval of its Board of Directors and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, the Company is subject to certain regulatory capital requirements to maintain capital at or above regulatory minimums.  These regulatory capital requirements affect its dividend policies.

Stock Repurchases

The Board of Directors of the Company approved the establishment of the current Stock Repurchase Plan July 18, 2007.  The Stock Repurchase Plan is structured under the Securities and Exchange Commission’s Rule 10b5-1.  The Plan went into effect on September 1, 2007, and is renewable quarterly, at the recommendation of management and approval by the Board of Directors.  The Company has an agreement with Scott & Stringfellow, Inc. to act as the Company’s agent in facilitating the repurchase of the Company’s common stock.  The Plan calls for the repurchase of up to 20,000 shares of stock for each three month term.  The Board of Directors reviews the results of the Plan, monthly.  The Plan has been continuously reapproved since its inception.

The table below represents the record of when shares of common stock were repurchased during the most recent fiscal quarter.

Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
October 1 to
October 31, 2009	1,700	$12.00	65,420	18,300
November 1 to
November 30, 2009	1,500	$12.20	66,920	16,800
December 1 to
December 31, 2009	2,691	$13.75	69,611	17,309

Total	5,891	$12.85

The three-month terms for the Stock Repurchase Plan do not coincide with calendar quarters.  A new term for the Plan began on December 1, 2009, which brought the maximum number of shares yet to be purchased under the Plan back to 20,000 shares as of December 1, 2009.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	level of market interest rates;
•	changes in general economic and business conditions in our market area;
•	the successful management of interest rate risk; including changes in interest rates and interest rate policies;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	the value of securities held in the Company’s investment portfolio;
•	the ability to successfully manage growth or to implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on an experienced management team, including ability to attract and retain key personnel;
•	changes in banking regulations and generally accepted accounting principles;
•	competition with other banks, financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	the ability to rely on third party vendors that perform critical services for the Company;
•	technology utilized by the Company;
•	maintaining expense controls and asset qualities as new branches are opened or acquired;
•	maintaining capital levels adequate to support growth;
•	changing trends in customer profiles and behavior; and
•	changes in other laws and regulations.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements.  In addition, past results of operations do not necessarily indicate future results.

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statementsand management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.
Presented below is a discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending  upon the severity of such changes,  the  possibility of materially different financial  condition or results of  operations is a reasonable likelihood.  Also, see Note 1 of the Notes to Consolidated Financial Statements for a summary of significant accounting policies.

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

The Company evaluates various loans individually for impairment as required by current authoritative accounting pronouncements.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, adversely classified loans, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuation concerns. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by current authoritative accounting pronouncements. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived from historical loss data experienced by the Bank for a given loan type, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans, net of classified loans, are further adjusted for relevant environmental factors and other conditions of the loan portfolio, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Although the recent economic recession created a very difficult environment for financial institutions, as well as other businesses, the U.S. government, Federal Reserve and the Treasury Department initiated many programs to try to stimulate the economy.  Nevertheless, many financial institutions, including us, have experienced an increase in non-performing assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that our allowance for loan losses at December 31, 2009, was adequate; however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Investment Securities

The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory and/or correspondent banking relationships.  The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available.  These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company.  When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances.  These valuation methods typically involve estimated cash flows and other financial modeling techniques.  Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations.  Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs).  Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income, within stockholders’ equity, until realized.  Purchased premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method.  Gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to determine if any investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  As of January 1, 2009, the Company early adopted the guidance on other-than-temporary impairments in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 “Investments - Debt and Equity Securities,” which changed the accounting for other- than-temporary impairments of debt securities and separates the impairment into credit-related and other factors for debt securities.  Any credit-related impairments are realized through a charge to earnings.

Executive Overview

The Company conducts the general business of a commercial bank, offering traditional lending and deposit products to businesses and individuals.  Revenue is generated primarily from interest income received on loans, investments combined with fee income and other miscellaneous revenue sources.  This income is primarily offset by interest paid on deposits and borrowed funds, provision for loan losses and other noninterest expenses such as salaries and employee benefits, occupancy expense and other miscellaneous expenses.

The Company reported net income of $2,831,000 in 2009, a decrease of 8.3% or $256,000 from 2008 net income of $3,087,000.  Net income on a basic and diluted per share basis was reported as $1.19 and $1.28 in 2009 and 2008, respectively.  Core earnings of the Company in 2009 were strong despite the overall level of interest rates, higher loan loss provision, and higher deposit insurance expenses.  The loan loss provision increased by $655,000 over the amount recorded for 2008, and we paid $307,000 in additional FDIC deposit insurance costs as compared to 2008.  Without the $962,000 attributable to the loan loss provision and deposit insurance net of taxes, net income for 2009 would have been $3,466,000, an increase of $379,000, or 12.3% greater than the net income for 2008.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2009 and 2008.

Summary of Financial Results by Quarter

	Three Months Ended
(in thousands)	2009				2008
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Interest income	$4,144	$4,124	$4,105	$4,024	$4,127	$4,209	$4,150	$4,287

Interest expense	1,236	1,281	1,278	1,374	1,448	1,434	1,542	1,689

Net Interest income	2,908	2,843	2,827	2,650	2,679	2,775	2,608	2,598

Provision for loan losses	475	200	180	45	190	20	25	10

Net interest income after
provision for loan losses	2,433	2,643	2,647	2,605	2,489	2,755	2,583	2,588

Non-interest income	681	629	643	597	684	711	700	637

Non-interest expense	2,326	2,231	2,240	2,232	2,310	2,225	2,235	2,143

Income before applicable
income taxes	788	1,041	1,050	970	863	1,241	1,048	1,082

Applicable income taxes	187	284	286	260	228	331	285	303

Net Income	$601	$757	$764	$710	$635	$910	$763	$779

Net income per share,
basic and diluted	$0.25	$0.32	$0.32	$0.30	$0.26	$0.38	$0.32	$0.32

Summary

Total assets increased $15.8 million during 2009 from $305.1 million in 2008 to $320.9 million, or a 5.2% increase. Net loans increased $4.0 million during 2009 from $210.9 million in 2008 to $214.9 million, or a 1.9% increase.  Securities available for sale increased $23.3 million to $66.8 million at December 31, 2009 from $43.5 million at December 31, 2008; the increase was partially due to the growth in deposit accounts and overnight cash going into investment securities.  Average earning assets for 2009 were $287.8 million, an increase of $20.9 million as compared to the annual average for 2008 of $266.9 million.  Year-over-year average balance increases, by earning asset category, included: loan balances increasing $3.3 million, securities balances increasing $6.4 million and Federal funds sold increasing $11.2 million over the prior year.

Total deposits were $268.8 million at December 31, 2009, an increase of $19.7 million or 7.9% compared to $249.1 million at the end of 2008.  On average, deposit account balances were $255.8 million for 2009 as compared to $240.7 million for 2008; or an increase of $15.1 million.  The deposit category that saw the highest average balance increase over 2008 was savings deposits, up $13.9 million; with $13.4 million of the increase coming in money market accounts.  Interest-bearing checking account balances averaged $36.1 million for 2009 as compared to $34.2 million for 2008.  The only deposit account category to decline year-over-year was non-interest checking which averaged $1.1 million lower in 2009 than for the same period in 2008.

Other borrowings consisted of term advances from the Federal Home Loan Bank of Atlanta and overnight commercial repurchase agreements known as the Investment Sweeps product, which are non-deposit accounts, not insured by FDIC, collateralized by the Bank with US Government or Federal Agency securities sufficient to cover average account balances.  During 2009 the Investment Sweeps product balances averaged $5.1 million; or a decrease of $1.9 million over the balance for 2008 of $7.0 million.  In December 2008, management obtained a $6.0 million advance from the Federal Home Loan Bank of Atlanta for the purposes of funding a 12-month investment where the maturity of the investment and the advance would mature simultaneously in December 2009.  This advance along with a $5.0 million advance obtained in February 2008 produced an increase in FHLB advance average balances of $5.8 million.  The $6.0 million advance matured in December 2009, as expected and the Bank remains with the $5.0 million advance.  While management has a preference for customer deposits, FHLB advances provide greater flexibility especially during times when deposit gathering is difficult and more costly.

Stockholders' equity balance at December 31, 2009 was $39.0 million, an increase of $2.7 million from the year earlier ending balance of $36.3 million.  Retained earnings, net of dividends and repurchased common stock grew $1.0 million from December 31, 2008 to December 31, 2009.  Improvements in accumulated other comprehensive loss of $1.7 million were attributed to a decline in the unfunded pension liability and an improvement in the mark-to-market value of the investment securities portfolio.  Book value per share at December 31, 2009 was $16.44, an increase of 8.2% or $1.24 from the  book value per share of $15.20 at December 31, 2008.  The stock closed at $12.75 on December 31, 2009 or 78% of book value as compared to a December 31, 2008 closing stock price of $11.52 or 76% of book value.

The Company’s return on average assets (ROAA) for 2009 was 0.91% compared to 1.06% in 2008 while the return on average equity (ROAE) was 7.49% for 2009 compared to 8.18% in 2008.  The Company’s 2009 earnings reflected a full year of stagnant, low-level interest rates, the effects of a protracted economic recession and higher deposit insurance premium costs.  The Bank’s earning assets benefited from higher volumes during 2009, but this was more than offset by lower loan rates, higher average balances of non-accrual loans than in 2008 and lower rates on new investment securities.  On the deposit side, volume was strong in lower cost deposit accounts as compared to the previous year; however the interest margin benefited most from the 86 basis-point decline in certificate of deposit account rates.  The ROAE for the Company has historically been lower than peer financial institutions due to the higher amount of capital held by the Bank and the Company.

The provision for loan losses amounted to $900 thousand for 2009, an increase of $655 thousand as compared to the 2008 provision of $245 thousand.  Loan customers were impacted by the economic recession to a greater degree in 2009 than what had been seen in 2008 and this impacted calculations made by management in determining what should be an appropriate level of the allowance for loan losses.  Loans past due in 2009 averaged approximately $1.4 million higher than in 2008 and loans in non-accrual status averaged approximately $2.3 million higher in 2009 than in 2008.  Classified loans totaled $8.7 million as of December 31, 2009, which is $5.1 million greater than the $3.6 million at December 31, 2008.  As a result of the loan loss provision for 2009, the allowance-to-total-loans ratio increased from 1.02% at December 31, 2008 to 1.23% at December 31, 2009.  Management believes that the allowance was appropriate to cover any foreseeable loan losses as of December 31, 2009.

Non-interest income and non-interest expense for 2009 were somewhat impacted by the economic recession and higher deposit insurance costs.  Non-interest income totaled $2.490 million or $242.0 thousand less than the $2.732 million reported for 2008.  In the last half of 2008, management took a proactive consumer-friendly stance on the issue of checking account overdrafts.  Working within the spirit of the developing Federal guidelines seeking to change overdraft charges by banks, management moved to limit the number of overdrafts a consumer would be charged in any given day.  The Bank started providing customers with overdraft information directly on their monthly statements, not only for the current month but for the year-to-date.  The effects of these consumer-friendly efforts as well as the economic recession resulted in a decline in deposit account service charges of $173 thousand to $1.241 million for 2009 as compared to $1.414 million for 2008.  The effects of a slower residential mortgage lending market and lower rates resulted in a decrease in loan sales to the secondary market and income associated with this service decreased $28.8 thousand from 2008.  Lower interest rates resulted in a slower appreciation of the cash value of bank-owned life insurance which had revenue of $281.7 thousand in 2009, down $26.2 thousand from the $307.9 thousand reported for 2008.  ATM fee income increased $46.2 thousand in 2009 to $551.5 thousand as compared to the $505.3 thousand for 2008.  This increase was the result of continued customer volume growth and a full-year of the Bank’s new remote ATM.  Meanwhile, non-interest expense totaled $8.969 million for 2009, which is an increase of $55 thousand, or .62%, from the $8.914 recorded for 2008.  Included in non-interest income results for 2009 was a $60 thousand securities impairment (impairment is discussed later in this report, see “Investment Securities”) and $306.7 thousand in higher deposit insurance premium costs.  The higher deposit insurance premium costs included a one-time special assessment to re-liquefy the FDIC’s Bank Insurance Fund totaling $137.5 thousand and an increase in quarterly premiums of $169.2 thousand over the amounts expensed in 2008.

The effective income tax rate for the Company decreased for 2009 to 26.43% as compared to 27.07% for 2008.

The following table summarizes the net changes in the income statement as discussed above:

			Net	Percent
(in thousands)	2009	2008	Change	Change

Return on Average Assets	0.91%	1.06%	-0.15	-14.15%

Return on Average Equity	7.49%	8.18%	-0.69	-8.44%

Net interest income	$11,228	$10,660	$568	5.33%

Provision for loan losses	900	245	655	267.35%

Non-interest income	2,490	2,732	(242)	-8.86%

Non-interest expense	8,969	8,914	55	0.62%

Net income before provision
for income taxes	3,849	4,233	(384)	-9.07%

Income taxes	1,017	1,146	(129)	-11.26%

Net income	$2,832	$3,087	$(255)	-8.26%

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

As illustrated in the following table, net interest income, on a tax equivalent basis, increased $589 thousand in 2009 as compared to 2008 primarily as a result of higher volumes in earning assets and in lower-cost deposit accounts.  Earning assets for 2009 show an increase in the average balances in all categories as compared to 2008, and the higher volume contributed an increase of $676 thousand in interest income versus 2008.  Conversely, the lower level of interest rates in 2009 had a $1.032 million decrease in interest income for 2009 as compared to 2008.  When the effects of volume and rate are taken together, interest income on earning assets declined $356 thousand for 2009 as compared to 2008.

Interest-bearing liabilities consist of deposit account products and other borrowings.  The costs of this funding decreased in 2009 by $945 thousand to $5.2 million from $6.1 million in 2008.  The average balance of interest-bearing liabilities grew by $20.1 million to $237.2 million as compared to the average balance for 2008 at $217.1 million.  As shown in the following table, the additional interest-bearing volume added $217 thousand in interest cost for 2009 or a cost of 1.08%; which is attributable to the fact that the growth was in low-cost deposit accounts.  Conversely, the decrease in interest rates dropped the cost of interest-bearing liabilities from an average rate of 2.82% for 2008 down to 2.18% for 2009; or 70 basis points.  This change due to rates decreased interest expense by $1.2 million for 2009 as compared to 2008.  The cost of funds, which includes interest-bearing deposits and borrowings as well as non-interest deposit balances, for 2009 was 1.90% or 52 basis points less than the 2.42% cost of funds for 2008.  The Company’s efforts are still to focus on growing low-cost deposits, provided these growth efforts are consistent with our goal of managing the overall interest margin.

(The remainder of this page is left blank, intentionally.)

Rate and Volume Analysis(1)

The following table depicts the changes in interest income and interest expense caused by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to the previous period.  Interest income on securities is shown in this table on a tax-equivalent basis.  This rate/volume table is intended to be used in conjunction with the Average Balance Sheet Data, shown on the following page.

	2009 vs. 2008			2008 vs. 2007
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$(484)	$(705)	$221	$(643)	$(1,076)	$433
Securities available for sale(2)	56	(248)	304	34	142	(108)
Federal funds sold and other	72	(79)	151	(111)	(184)	73

Total interest-earning assets	$(356)	$(1,032)	$676	$(720)	$(1,118)	$398

Liabilities:
Demand deposits	$5	$2	$3	$-	$2	$(2)
Savings deposits	198	62	136	(102)	(87)	(15)
Time deposits	(1,158)	(1,174)	16	(486)	(588)	102
Other borrowings
FHLB Advances	85	(30)	115	119	(1)	120
Short-term borrowings	(75)	(53)	(22)	(109)	(141)	32

Total interest-bearing liabilities	$(945)	$(1,193)	$248	$(578)	$(815)	$237

Net interest income	$589	$161	$428	$(142)	$(303)	$161

Notes:

(1) Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.

(2) Income is reported on a tax-equivalent basis, assuming a federal income tax rate of 34%.

(The remainder of this page is left blank, intentionally.)

Interest Margin Analysis
Average Balance Sheet and Income Data
(In thousands)
				Years Ended December 31,

		2009			2008				2007
	Average		Yield/	Average		Yield/	Average			Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Interest	Rate
ASSETS

Interest earning assets:

Loans	$216,629	$14,067	6.49%	$213,350	$14,551	6.82%	$207,317	$15,194	$15,194	7.33%
Securities Available for Sale	53,107	2,415	4.55%	46,711	2,358	5.05%	48,902	2,290	2,324	4.75%
Federal funds sold and other	18,058	209	1.16%	6,793	138	2.03%	4,918	249	249	5.06%

Total interest earning assets	287,794	16,691	5.80%	266,854	17,047	6.39%	261,137		17,767	6.80%

Non-interest earning assets:

Cash and due from banks	7,688			9,684			9,495
Premises and equipment, net	7,674			7,685			7,952
Other assets	11,934			10,342			9,832

Less allowance for loan losses	(2,302)			(2,008)			(1,933)

TOTAL	$312,788			$292,557			$286,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$36,145	$61	0.17%	$34,246	$56	0.16%	$35,524	$56	$56	0.16%
Savings deposits	47,349	487	1.03%	33,413	289	0.86%	34,818	391	391	1.12%
Time deposits	137,940	4,391	3.18%	137,530	5,549	4.03%	135,212	6,035	6,035	4.46%
Other borrowings
FHLB advances	10,655	205	1.92%	4,911	120	2.44%	14		1	5.58%
Short-term borrowings	5,089	25	0.50%	6,990	100	1.43%	5,939	210	209	3.52%

Total interest bearing liabilities	237,178	5,169	2.18%	217,090	6,114	2.82%	211,507		6,692	3.16%

Non-interest bearing liabilities:

Demand deposits	34,400			35,466			36,422
Other	3,406			2,263			2,365

	274,984			254,819			250,294

Shareholders' equity	37,804			37,738			36,189

TOTAL	$312,788			$292,557			$286,483

Net interest earnings		$11,522			$10,933				$11,075

Interest rate spread			3.62%			3.57%				3.64%

Net interest margin			4.00%			4.10%				4.24%

Notes: Tax-exempt interest income for investment securities has been adjusted to a tax-equivalent basis, resulting in an increase in interest income of $294, $273 and $244 for 2009, 2008 and 2007 respectively.
A Federal income tax rate of 34% was used.

Non-Accrual loans are included in average loans outstanding.

Noninterest Income

The Company’s noninterest income decreased 8.86% to $2.490 million in 2009, compared to $2.732 million in 2008, which is a decrease of $242 thousand.  Management’s evaluation of certain below-investment-grade securities at year end resulted in a $60 thousand write-down of two securities.  This is the first time that the Company has written down securities for other-than-temporary impairments resulting from credit losses.  While the Company received monthly interest and principal payments during 2009, future cash flows projections using current default factors indicate the reported loss. The decline in non-interest income for 2009 is due to a few different factors including, current level of interest rates, the economic recession, changes in checking account overdraft policies, and the other-than-temporary impairment write-down.

When non-interest income is viewed exclusive of net gains on other real estate owned and investment securities gains, the result for 2009 is $2.474 million as compared to $2.712 million, a decrease of $238 thousand or 8.78% as compared to 2008.

The decline in service charges for deposit accounts is primarily the result of revising overdraft rules on checking accounts.  In the latter part of 2008, management reduced the number of overdrafts that a customer can be charged for on a daily basis and began to provide retail checking account customers with the number of overdrafts and the associated charges, for the current month and year-to-date directly on their monthly statements.  While management believes this was a proactive, consumer-friendly action to take, we also know (from studies performed in 2009) that this has impacted consumer behavior, as well.  In considering the new Federal consumer laws dealing with overdraft activity that are scheduled to be implemented in 2010, management is still in the process of determining what further impact this may have on noninterest income.  With the actions previously taken to revise the consumer overdraft policy, it is likely that any decline in fee income will be less than if the overdraft policy had not been changed in 2008.

Gain on sale of securities for 2009 was directly attributable to securities that were called by the issuer prior to maturity, while the gains in 2008 were associated with the intentional sale of two securities.

At December 31, 2009, management recorded an other-than-temporary impairment relating to what is determined to be a permanent credit loss involving two CMO securities in the amount of $60 thousand.  The determination of the credit loss is discussed later in this report under the heading “Impaired Securities”.

The economic recession and the level of interest rates, during 2009, are the primary reasons why the Company reported lower gains on sale of loans, a loss on the sale of other real estate owned, or OREO, and lower income from bank owned life insurance.  The sluggish housing market and customers’ reluctance to take on more debt has reduced the level of secondary mortgage activity, which leads to lower gains on sale of loans.  The current state of falling housing prices impacted the Bank’s effort to sell an OREO property at break-even or for a gain.  Income derived from bank owned life insurance is dependent on the longer term prospects of interest rates.  With interest rates falling for nearly two years, insurers decreased the interest rates which are associated with these policies.

ATM fees increased in 2009 as activity at all of the Bank’s ATMs showed strong activity; including the Bank’s first remote ATM at 200 North Main Street in Farmville, Virginia.

(Noninterest Income table is shown on the next page.)

The following table illustrates the main revenue sources for non-interest income:

(in thousands)			Net	% of Yr/Yr
	2009	2008	Change	Change
Service charges on deposit accounts	$1,241	$1,414	$(173)	-12.23%
Gain on sale or call of securities	21	20	1	5.00%

Other-than-temporary impairments	(562)	- -	(562)	-100.00%
Less: Noncredit portion of OTTI impairments	(502)	- -	(502)	-100.00%
Net other-than-temporary impairments	(60)	- -	(60)	-100.00%

Net gain on sales of loans	71	100	(29)	-29.00%
Net gain (loss) on sale of OREO	(6)	- -	(6)	-100.00%
Income from bank owned life insurance	282	308	(26)	-8.44%
ATM fees	552	505	47	9.31%
Other fees	389	385	4	1.04%
Total noninterest income	$2,490	$2,732	$(242)	-8.86%
Total noninterest income, exclusive of net gains
& losses on investment secruities
and OREO.	$2,475	$2,712	$(237)	-8.74%

Noninterest Expense

The Company’s noninterest expense increased $55 thousand or 0.62% to $8.969 million in 2009 from $8.914 million in 2008.

Personnel costs in 2009 increased $147 thousand or 2.85% to $5.309 million as compared to $5.162 million for 2008.  Among the areas responsible for cost increases were cost-of-living and merit salary raises ($80 thousand), increases in health insurance ($20 thousand) and an increase in the defined pension plan cost ($124 thousand).  The increase in the defined pension plan cost for 2009 was a direct result of the impact the stock market losses had on the value of the plan’s assets.  Based upon actuarial data provided as of December 31, 2009, the net periodic costs for 2010 are anticipated to be approximately $228 thousand, excluding plan administrative costs.

           Commission expenses were $47 thousand lower than 2008 and they are paid primarily to the employees involved in advising on non-deposit investment products and for originators of secondary market loans.  Activity in both of these areas was off in 2009 as compared to 2008.  Incentive compensation was lower by nearly $62 thousand in 2009 and this was simply the result of reduced bonus awards that are tied to the Bank’s earnings.  Incentive compensation is generally available to eligible employees and the bonus award is influenced by the individual performance as well as the earnings performance of the Bank.

The deferral of loan origination cost in 2009 was $424 thousand and represents a decrease of $38 thousand from the $462 thousand of cost that was deferred in 2008.  Deferral of loan origination costs are attributed to the accounting treatment prescribed by generally accepted accounting principles, whereby direct costs associated with the loan origination function are deferred for amortization against the loan income during the life of the loan.  The volume of loans originated during 2009 was less than in 2008, while the cost per loan remained unchanged for 2009 versus 2008.

Total occupancy expense for 2009 was $580 thousand, which is $29 thousand lower than the $609 thousand expended in 2008; or a decrease of 4.76%.  The reduction in cost for 2009 is mainly attributable to a $31 thousand decrease in maintenance and repairs from the amount expensed in 2008, namely due to one-time repair and maintenance costs taken during 2008.  Building depreciation increased by $6 thousand in 2009.  During the last two years, the capital budgets have focused on building improvements which is resulting in additional annual depreciation expense.  Local property taxes remained steady at $48 thousand for both 2009 and 2008 while utility costs decreased $4 thousand over

2008. Repairs and maintenance costs for the last three years, in thousands, have totaled $146 for 2009, $177 for 2008 and $154 for 2007.

Total equipment expense for 2009 totaled $571 thousand or a decrease of $62 thousand or 9.79% from the $633 thousand expensed in 2008 and represents the third consecutive year that equipment costs have declined.  In 2008, equipment costs declined $56 thousand from 2007.  The reduction in cost for 2009 was namely due to a decrease in equipment depreciation of $27 thousand from the amount expensed in 2008.  Another contributing factor to the decline in total equipment expense was the decrease of $26 thousand in equipment service and repairs attributable to the reduction in service contracts.  Equipment replacement, including computer hardware, is on a scheduled basis and equipment purchases are budgeted as part of the Bank’s annual Capital Budget Plan.

FDIC deposit insurance expenses were $307 thousand greater in 2009 than for the previous year.  The Bank paid a special Bank Insurance Fund assessment at June 30, 2009 in the amount of $138 thousand.  This is the first special assessment imposed by the FDIC in recent years.  Additionally, the Bank’s one-time credit allowance ended as of June 30, 2009.  This is the one-time credit allotted to banks nationwide that had been part of the Bank Insurance Fund as of December 31, 1996, the Bank was originally allotted a credit of $244 thousand by the FDIC.  For 2008 the Bank realized $119 thousand of this credit against premium costs and for 2009 the Bank realized a credit of $31 thousand, which served to increase 2009 deposit insurance costs by $88 thousand when compared to 2008.  The remaining increase in insurance costs of $81 thousand was the result of higher deposit account balances and fees incurred by the Bank to participate in the Transaction Account Guarantee Program.

Total other expenses for 2009 were $2.508 million, a decrease of $2 thousand or .08% from 2008 when the cost was $2.510 million.  The areas of cost which impacted this category involved the effects of renegotiated core processing contracts, cost reduction related to the branch capture conversion, and costs associated with real estate acquired through foreclosure.

During 2008, management participated in contract renegotiations with its core processing systems vendor.  The renewal contract contained numerous cost concessions that will continue for the five-year term of the contract.  Billing problems with the core processor prevented the Bank from fully recognizing the savings it should have been able to record in 2008.  The core processor resolved most of the billing discrepancies during 2009 and this permitted the Bank to reverse expenses related to these issues in the fourth quarter of 2009.  The cost savings for 21 months resulted in lower costs of $177 thousand in 2009.

The Bank fully converted its banking offices to branch capture in the fourth quarter of 2008.  Branch capture is the electronic conversion of paper checks, which customers deposit at our banking offices, to a digital image that is transmitted from the individual offices via the Bank’s network to the Operations Department.  Prior to the branch capture conversion, paper checks were physically transported, daily, by courier from the banking offices to the Operations Department.  The Bank realized the cost savings associated with courier expenses during 2009, which totaled $36 thousand.

Costs associated with the acquisition, repair and disposal of real estate acquired through foreclosure sales increased $51 thousand in 2009 to $64 thousand in comparison to the expense reported in 2008 of $13 thousand.   Management, while attempting to dispose of these properties in a timely manner, realizes that the holding period for acquired properties will be longer in the current economic environment that it otherwise would be in a more robust economic climate.  Holding costs for foreclosed properties are likely to higher as a result.  Repairs to properties are performed on a selected basis.  The costs are usually incurred only when failing to make the repair could result in further structural damage.

The main components of noninterest expense and their respective increases are detailed in the table below:

(in thousands)			Net	% of Yr/Yr
	2009	2008	Change	Change

Salaries and employee benefits	$5,309	$5,162	$147	2.85%

Occupancy	580	609	(29)	-4.76%

Equipment	571	633	(62)	-9.79%

FDIC deposit insurance	340	33	307	930.30%

Other (1)	2,169	2,477	(308)	-12.43%

Total non-interest expense	$8,969	$8,914	$55	0.62%

(1) Please reference Note 13 of the Consolidated Financial Statements for the principal components of Other Expenses.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance.   The effective income tax rate, based on income before taxes is, therefore, lower than the statutory Federal income tax rate of 34%.  Financial institutions in the Commonwealth of Virginia are not subject to a state income tax, rather, a franchise tax is assessed and paid.  The cost of the franchise tax is recorded as part of the Other Expense category discussed above.   The effective income tax rate for 2009 was 26.43% or a decrease from 27.07% in 2008 and 28.71% in 2007.  Income taxes for 2009 totaled $1.018 million from $1.146 million for 2008 and from $1.367 million in 2007 as a result of lower pre-tax net earnings and an increase in tax-exempt securities as a percentage of total assets.

Asset Quality

Allowance and Provision for Loan Losses

The Allowance for Loan Losses is maintained at a level that in management’s judgment will be adequate to absorb any losses on existing loans that may become uncollectible.  The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

Five-Year Loan Charge-offs and Recoveries Summary

	December 31,
(in thousands)	2009	2008	2007	2006	2005

Allowance, beginning of period	$2,167	$1,950	$1,935	$1,954	$2,740

Charge-offs:

Commercial & Agricultural	21	-	10	21	872

Commercial Real Estate	-	-	-	-	-

Real Estate - Mortgage	328	101	16	52	377

Real Estate - Construction	-	-	-	-	-

Consumer	100	63	105	82	138

Total Charge-offs	$449	$164	$131	$155	$1,387

Recoveries:

Commercial & Agricultural	$3	$78	$1	$371	$141

Commercial Real Estate	-	-	-	-	-

Real Estate - Mortgage	2	7	5	3	138

Real Estate - Construction	-	-	-	-	-

Consumer	50	51	378	78	114

Total Recoveries	$55	$136	$384	$452	$393

Net Charge-offs (Recoveries)	$394	$28	$(253)	$(297)	$994

Provision for loan losses	$900	$245	$(238)	$(316)	$208

Allowance, end of period	$2,673	$2,167	$1,950	$1,935	$1,954

Ratio of net charge-offs to
average loans outstanding	0.18%	0.01%	-0.12%	-0.14%	0.50%

After considering factors such as portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of new loans, as well as other factors deserving recognition, the allowance for loan losses was set at $2.673 million at December 31, 2009.  This is an increase of $506 thousand from December 31, 2008 and $723 thousand greater than the allowance balance at December 31, 2007.  Charge-offs for 2009 were concentrated in commercial and residential real estate and consumer loans.  Charge-offs were primarily needed to adjust the loan balances for the current carrying value of the other real estate owned.  Consumer loan charge-offs were mainly the result of vehicle loan defaults.  Recoveries for 2009 totaled $55 thousand. The allowance for loan losses at December 31, 2009 was 1.23% of total loans, an increase of 21 basis points from 1.02% at December 31, 2008.

The Bank recognized recoveries of previously charged provision in 2007 of $238 thousand and in 2006 of $316 thousand as a result of reaching settlement agreements with loan guarantors.

Depending on the effects of current economic conditions, a higher level of nonperforming loans may result during 2010, which may require a higher provision for loan losses.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial &
Agricultural	$663	7.22%	$345	9.32%	$346	11.18%	$452	10.15%	$592	11.92%
Commercial Real
Estate Loans	878	31.14%	606	27.56%	1,031	25.25%	913	24.16%	693	27.22%
Real Estate -
Mortgage	761	49.26%	535	47.76%	351	45.82%	315	47.76%	174	46.00%
Real Estate -
Construction	273	5.82%	417	7.66%	108	8.85%	97	8.75%	319	5.93%

Consumer loans	98	6.56%	264	7.70%	114	8.90%	158	9.18%	176	8.93%
Balance End of
Period	$2,673	100.00%	$2,167	100.00%	$1,950	100.00%	$1,935	100.00%	$1,954	100.00%

Loan portfolio risks are monitored by management. A credit review of outstanding loans and loan collateral is performed by management in order to identify potential losses. This process is enhanced by the fact that the Audit and Risk Management Committee engages the services of an independent loan review firm to validate management’s risk rating process. Non-accrual loans were $5,259,000 and $1,115,000 at December 31, 2009 and December 31, 2008, respectively. It is the Company’s policy to put loans on a non-accrual basis once they are past due 90 days or more. Loans greater than 90 days past due may remain on accrual status if management determines we have adequate collateral value to cover the principal and interest or the loan is in process of collection. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.

At December 31 2009, management was monitoring loans considered to be impaired totaling $6,116,000 of which $3,226,000 are on a non-accrual status.  Of the total impaired loans, $2,890,000 was in accrual status since the borrowers were not 90 days or more past due in their payments as of the reporting date.  Information obtained as a result of management loan reviews and/or information obtained directly from borrowers may be sufficient for management to consider the loan impaired, especially if the information provides reasonable expectation that the loan will not be repaid as originally agreed.  As an accruing and impaired loan’s conditions change, management may move the loan to non-accrual, may assign specific reserves, or do both.  All impaired loans are monitored closely and management at present believes the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.  Various forms of collateral are held as security on the loans.

Non-Performing Assets

	December 31,
(in thousands)	2009	2008	2007	2006	2005

Non-accrual loans	$5,259	$1,115	$1,179	$1,739	$1,329

Loans past due 90 days or more
and still accruing	83	241	- -	- -	242

OREO	1,073	957	- -	85	200

Total Non-performing assets	$6,415	$2,313	$1,179	$1,824	$1,771

OREO balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Bank.  The Bank regularly evaluates the carrying value of such assets and adjusts the balances as required.  The Bank actively markets such properties to reduce potential losses and expenses related to carrying these assets.

Financial Condition

Summary

At December 31, 2009, the Company had total assets of $321.0 million compared to $305.1 million at December 31, 2008.  The increase is total assets was invested namely in loans and short-term investments and was funded by a combination of growth in deposit balances, borrowed funds and retained earnings.

Stockholders’ equity at December 31, 2009 was $39.0 million compared to $36.3 million at December 31, 2008.  The net increase in total equity is namely the result of the increase in market values of available for sale securities and the decrease in the unfunded pension liability.  (Refer to Consolidated Statements of Changes in Stockholders’ Equity for further details.)

Loan Portfolio

The Bank uses the funds generated from deposits, short-term FHLB advances, combined with investment portfolio liquidity to support its lending activities and it competes aggressively for loans in its market areas.  Loan originations for 2009 totaled $62.5 million or a 20.2% decrease over the $78.3 million originated in 2008.  Management attributes the lower amount of loan originations due to the economic recession, customers’ desire to reduce debt levels given the uncertain jobs climate, and a larger number of applicants who did not meet loan underwriting requirements.  A lower level of loan originations did not mean a decline in total loans; at December 31, 2009, loans totaled $217.5 million or an increase of $4.5 million from the $213.0 million at December 31, 2008. (The Bank does not make loans outside of the United States.)

Loans are made predominantly to individuals and businesses located in the Bank’s trade area.  Approximately 83% of the loan portfolio on December 31, 2009 was composed of real estate secured loans.

Summary of Loans Held for Investment

	December 31,
(in thousands)	2009	2008	2007	2006	2005

Commercial & Agricultural	$15,705	$19,859	$23,643	$20,324	$23,884

Commercial Real Estate	67,740	58,714	53,362	48,358	54,549

Real Estate - Mortgage	107,166	101,750	96,831	95,601	92,158

Real Estate - Construction	12,660	16,321	18,697	17,510	11,888

Consumer	14,264	16,402	18,798	18,376	17,887

Total Loans	$217,535	$213,046	$211,331	$200,169	$200,366

           The Company does not engage in highly leveraged transactions.  Commitments to extend credit and standby letters of credit to customers in the normal course of business totaled $24.0 million at December 31, 2009.  (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2009.

		Maturing After One	After
	Within	But Within	Five
(In thousands)	One Year	Five Years	Years	Total

Commercial & Agricultural	$9,450	$5,903	$352	$15,705

Commercial Real Estate	12,666	49,338	5,736	67,740

Real Estate - Mortgage	24,215	68,015	14,936	107,166

Real Estate - Construction	6,206	5,854	600	12,660

Consumer	1,973	11,968	323	14,264

Total Loans	$54,510	$141,078	$21,947	$217,535

Maturities after one year with:
Fixed interest rates:		$85,371	$7,963	$93,334

Variable interest rates:		$55,707	$13,984	$69,691

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

Restricted securities are excluded from this discussion since they represent required investments in the capital stock of certain correspondent banks.  The value held in restricted securities is namely based upon the level of business activity the Bank has with the correspondent bank or other requirements that have no bearing on balance sheet growth or investment strategies of either the Bank or the Company.  Restricted securities are carried at cost.

The investment policy of the Company prohibits any investment in any form of equity security, whether it is private, publicly-traded, or Federal government-sponsored entities (GSEs).  Corporate debt investments are permitted for nationally-known, highly-rated companies.

The investment policy does not require the immediate liquidation of any security that falls below the investment grade rating of BBB minus for Fitch and S&P, or Baa3 for Moody’s.  The liquidation of a security simply due to a credit rating change without considering other factors such as the likelihood of the security recovering from the downgrade or the possibility of ultimately recovering the full book value of the security might lead to taking losses, unnecessarily.  If a security falls below investment grade, management is required to monitor the security for any subsequent deterioration and to provide the board of directors with an update, monthly.  As of December 31, 2009, the Company held three securities with below investment grade ratings.  These securities are discussed below under “Impaired Securities”.

All investment securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and the accretion of discounts.  By classifying the securities as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

The Company’s investment securities portfolio grew $23.3 million or 53.6% from December 31, 2008 to December 31, 2009.  This dramatic growth was due primarily to factors including deposit growth during 2009, lower loan demand during the second half of 2009, and the investment of overnight funds held at December 31, 2008.  The Bank experienced deposit growth of 7.9% from December 31, 2008 to December 31, 2009.  While management prefers to see balance sheet growth being channeled into loan growth, given the greater earnings spread that generally exists for loans versus investment securities, loan demand slowed significantly during the later half of 2009.  At December 31, 2008, management purposely held higher levels of liquidity given the instability of the national economy, the daily inundation by the news media of worsening conditions and the uncertainty of how customers might react to this crisis.  Available for sale securities represented 21% of total assets at December 31, 2009 as compared to 14% of total assets at December 31, 2008.

The table below provides the consolidated investment portfolios for both the Company and the Bank.

Investment Securities Portfolio

	December 31,
(in thousands)	2009	2008	2007

U.S. Treasury and other U.S.
Government agencies and
mortgage-backed securities	$46,900	$25,547	$29,844

State and political subdivisions	19,100	16,493	15,142

Other	777	1,441	3,466

Total available for sale securities	$66,777	$43,481	$48,452

	Projected Maturities for Investment Securities Portfolio
	At December 31, 2009
			After One Year		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
		T/E		T/E		T/E		T/E
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other
U.S government
agencies and mortgage-
backed securities	$595	3.93%	$11,309	2.59%	$15,085	3.92%	$19,911	4.43%

State and political
subdivisions	1,725	4.29%	4,293	5.12%	1,792	5.62%	11,290	5.87%

Other	-	0.00%	-	0.00%	777	5.28%	-	0.00%

Total	$2,320		$15,602		$17,654		$31,201	0

Mortgage backed securities in the amount of $20,530,000 are included in the above table based on expected weighted average maturities of the individual security.  The tax equivalent yield is based upon a federal income rate of 34%.

At December 31, 2009 and 2008, investment securities with a book value of $24,874,000 and $18,891,000, respectively, were pledged to collateralize public deposits and for other purposes.

Impaired Securities

As of December 31, 2009, the Company had three investment securities that have credit ratings below investment grade. The securities are collateralized mortgage obligations (CMO) that were securitized by private firms and not by the Federal agencies, Fannie Mae (FNMA) or Freddie Mac (FHLMC).  The underlying collateral consists of jumbo residential mortgage loans consisting of fixed rate, 30-year terms.  Jumbo mortgages are loans that have original loan balances that exceed $417,000.  Collectively, these securities had a book value of $1,957,118 and represented 2.9% of the total available for sale securities’ book value of $66,659,364.  Monthly payments continue to be received on each security which represents principal and interest payments made by the underlying mortgagors.

CMOs are a hybrid form of a mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches.  Each security was purchased at separate times, one on November 15, 2005, December 7, 2006 and September 28, 2007.

The Company purchased senior tranches of each security and each security met all of the investment policy’s pre-purchase requirements.  The purchase of a senior tranche provides that the investor is paid out first with prepayments and repayments of principal and interest until they are paid off.  The yield of a senior tranche is typically lower as compared to less senior tranches, conversely, the risk of bearing credit losses is deemed to be less in a senior tranche than it is for the lower tranches which inherently carry higher risk of loss as a result of credit defaults.  The securities were rated by the credit rating agencies, Fitch and Standard & Poors, as AAA when purchased.

Since the announced downgrades by the credit rating agencies, Fitch and Standard & Poors, management has used the results from analytical cash flow models which it obtains from third party consultants to determine these securities might be other than temporarily impaired (OTTI).  Among the inputs used for the analytical model are the current credit default statistics of each individual security.  The models project the future cash flows assuming that the default statistics remain unchanged until the security’s stated maturity date.

The results of the stress testing concluded that as of December 31, 2009, there existed some likelihood of credit losses in two of the three CMO securities.  The results indicated that a $60 thousand credit loss is likely prior to the securities’ maturity.  From this conclusion, management recorded a $60 thousand charge as a permanent credit impairment.  A complete analysis report was provided to the Board of Directors and to the Company’s external auditors, Yount, Hyde & Barbour, and P.C. in January 2010.

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

The average balance for 2009 of all interest bearing deposit account products was $221.4 million, an increase of $16.2 million or 6.31% as compared to the average balance of $205.2 million for 2008.  The average rate of interest-bearing deposit accounts was 2.23% for 2009 and this is a decrease of 64 basis points from the rate of 2.87% for 2008.  Management places an emphasis on increasing lower cost deposit account balances as a means of managing the net interest margin.  For 2009, the average balance of noninterest demand deposit accounts decreased $1.0 million for an average of $34.4 million during 2009 as compared to an average balance of $35.4 million for 2008.  The economic downturn has forced individuals and businesses to rely on cash in their accounts for everyday living expenditures and business operations and to pay down individual or business debt.  This is the only deposit account category that saw a decrease in the average balance for 2009 versus 2008.

The low cost deposit account strategy also includes money market accounts.  During 2009, average balances of money market accounts increased $13.4 million for an annual average balance of $29.8 million for 2009 as compared to an annual average balance of $16.4 million for 2008.  For 2009, the average cost for money market accounts was 1.40%, and was a 6 basis point increase from the average cost of 1.34% for 2008.  Many customers discovered the benefits of the Bank’s tiered money market account product; especially when short-term CD rates were comparable and this product offered greater ease of access over time deposits.

Other low cost deposit accounts such as interest-bearing demand deposit accounts and savings accounts had average annual balance for 2009 of $53.7 million, an increase of $2.4 million in comparison to an average balance of $51.2 million for 2008.  Time deposits had an average balance of $137.9 million for 2009 or an increase of $400 thousand when compared to the average balance of $137.5 million for 2008.

Average Deposits and Rates Paid

	2009		2008		2007
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing
demand deposits	$34,400		$35,466		$36,422

Interest bearing demand
deposits	36,145	0.17%	34,246	0.16%	35,524	0.16%

Savings deposits	47,349	1.03%	33,413	0.86%	34,818	1.12%

Time deposits	137,940	3.18%	137,530	4.03%	135,212	4.46%

Total	$255,834	1.93%	$240,655	2.45%	$241,976	2.68%

The Company’s time deposits with balances of $100,000 or more totaled $48.7 million at December 31, 2009, and comprised 18.1% of the Company’s total deposits.  These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturity Projection of Time Deposits over $100,000
December 31,
(in thousands)	2009

3 months or less	$5,537
3months to 6 months	3,965
6 months to 12 months	5,788
Over 1 year	33,459
Total	$48,749

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

Outstanding Financial Instruments with Credit Risk

	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit	$23,375	$26,307
Standby letters of credit	632	867

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

As of December 31, 2009, approximately $85.7 million or 39% of the loan portfolio will mature or re-price within one year.  Maturities and principal repayments from the investment securities portfolio that are expected within one year are approximately $23.3 million, or 34% of the investment portfolio.  Expected liquidity of approximately $109.0 million from the loan and investment portfolios, within the next year, is scheduled to provide a steady flow of funds to meet deposit withdrawals or loan demand.  Additionally, a cash reserve is maintained, usually in the form of overnight investments in federal funds.   During 2009, the Company was a seller of Federal funds in daily average amounts of $11.0 million.  Higher-than-required liquidity levels were experienced during 2009 mainly as a result of a combination of factors including the unexpected growth in customer deposits, slower loan demand, and the limited availability of investment securities that met asset/liability management requirements.

Other sources of liquidity available to the Company include its capacity to borrow additional funds when necessary.  Federal funds lines of credit are maintained with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta and with major regional banks that totaled $67.0 million at December 31, 2009.

At December 31, 2009 and 2008, the Company had outstanding advances totaling $5,000,000 and $11,000,000 respectively, with the Federal Home Loan Bank of Atlanta, detailed below.

	December 31,
	2009	2008
Fixed rate advance, at 1.39% maturing December 11, 2009	$-	$6,000,000
Five-year / two -year convertible advance at 2.47%
maturing February 5, 2013	5,000,000	5,000,000
	$5,000,000	$11,000,000

As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its clients’ credit needs.

Capital Resources

The Company’s principal source of capital is generated through retained earnings.  In 2009, $1,215,000, or 43%, of earnings were retained and added to the capital of the Company.

Capital growth has historically benefited from our level of dividend payout limits. In 2009 the dividend payout represented 57% of net income.  The Company’s current dividend policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing twelve months.  The ratio of average equity to average assets was 12.09% in 2009, compared to 12.90% in 2008.   Stockholders’ equity was $38,989,000 at December 31, 2009.

The Company’s Tier I Leverage ratio was 12.3%.  The Tier I risk-based capital ratio for the Company was 19.5% on December 31, 2009 while the Tier II or total risk-based capital ratio was 20.8%.   Both Tier I and total risk-based capital ratios at December 31, 2009 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,616,000 were declared in 2009 which represents a payout ratio of 57% compared to a payout ratio of 53% in 2008.  It is anticipated that internally generated funds will cover any capital improvements in 2010.  The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

A stock repurchase plan is ongoing since September 1, 2007.  The plan is intended to provide additional liquidity in the trading of the Company’s stock and to provide the Company with opportunities to reduce the number of shares outstanding.  (Additional information on the stock repurchase plan is discussed in Part II, Item 5, earlier in this report.)

Capital Expenditures

Capital expenditures were $397 thousand in 2009 compared to $632 thousand in 2008.  The capital expenditures in 2009 were focused on planned building repairs and improvements such as the exterior renovation for the Main Office facility, the installation of a new ATM for the Amelia branch, the installation of handicap accessible entrances at the Colonial Heights and Farmville branch locations and the replacement of drive-thru and audio equipment at certain branches.

Capital expenditures approved by the Board of Directors for 2010 totals $195 thousand and primarily consist of replacing building components and equipment.

Inflation

In financial institutions virtually all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a greater impact on a bank’s performance than the effects of general levels of inflation since interest rate movement is not necessarily affected by inflation.

Recent Developments

First Quarter 2010 Cash Dividend Approved

On March 25, 2010, the Board of Directors of the Company approved a $0.17 per share quarterly cash dividend that will be payable on April 15, 2010 to shareholders of record on April 2, 2010.  Based upon the closing stock price recorded on March 17, 2010 of $13.00, this quarterly dividend results in an annualized yield of 5.23%.

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

Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment.  The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing.  An "asset sensitive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period.  In a rising interest rate environment, an institution with an asset sensitive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities.  Conversely, the cost of funds for an institution with an asset sensitive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment.  Changes in interest rates generally have the opposite effect on an institution with a "liability sensitive" gap.

As of December 31, 2009, the Company’s asset/liability model analysis indicates that the Company remains asset sensitive for 2010 and then returns to being liability sensitive for 2011.  The ALCO adopted an interest rate forecast that called for short-term interest rates to be at the same level for the first half of 2010 as they were at December 31, 2009.  Therefore, being asset sensitive in a steady or slightly rising rate environment would have a positive impact on net interest income.  The forecasted increase in interest rates for the second half of 2010 is 25 basis points or less for short term rates with an increase of 20 and 50 basis points for 5-year and 10-year Treasury notes, respectively.  The balance sheet becomes liability sensitive during 2011 when short-term rates are anticipated to be rising steadily by approximately 25 basis points per quarter and when long-term rates such as the 5-year and 10-year Treasuries are forecasted to increase less than 25 basis points for the entire year of 2011.

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates, on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net interest income and the effect on net income from sudden changes in interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The model simulation results presented below are based upon the instantaneous increase or decrease (shock) of current interest rates at December 31, 2009.  This method meets regulatory requirements.  The Company’s management does recognize that rate shocks represent the most severe of interest rate change scenarios, and has viewed prior modeling results using a “rate ramping” methodology that illustrates the effect of interest rate changes over a period of 12 months, rather than overnight.  The model utilizes current market interest rates to measure against the Company’s portfolio rates for earning assets, deposits and other interest sensitive liabilities in order to compute the economic value of equity.

Summary Interest Rate Risk Measures
	December 31,
	2009	2008
Net Interest income - 12-month simulation:
+ 200 basis point shock vs. current rates	+3.9%	+3.4%
- 200 basis point shock vs. current rates	-6.3%	-0.8%

Net Income - 12-month simulation:
+ 200 basis point shock vs. current rates	+10.3%	+7.5%
- 200 basis point shock vs. current rates	-16.4%	-2.3%

Economic Value of Equity change:	($ in thousands)
Book Value of Equity at current rates	$38,989	$36,342
Market Value of Equity at current rates	$40,052	$46,304
+ 200 basis point shock vs. current rates	-10.2%	+1.0%
- 200 basis point shock vs. current rates	-3.7%	-10.4%

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

GAP Analysis

	At December 31, 2009
	(In thousands)
	Within	91 to 365	1 to 2	2 to 5	Over 5	Non	Total
	90 Days	Days	Years	Years	Years	Sensitive	Company
Assets
Cash & due from banks	$-	$-	$-	$-	$-	$6,339	$6,339
Securities, at fair value	6,045	17,189	12,228	15,990	15,325	-	66,777
Restricted securities	-	-	-	-	1,189	-	1,189
Federal funds sold	9,588	-	-	-	-	-	9,588
Interest-bearing deposits in banks	328	247	533	-	-	-	1,108
Loans, net of unearned income	51,358	34,319	37,632	80,563	7,963	3,026	214,861
Premises & equipment	-	-	-	-	-	7,544	7,544
Other assets	-	-	-	-	-	13,572	13,572
Total assets	$67,319	$51,755	$50,393	$96,553	$24,477	$30,481	$320,978

Liabilities
Non interest bearing deposits	$-	$-	$-	$-	$-	$33,999	33,999
NOW Accounts	1,831	3,479	3,479	10,437	17,396	-	36,622
Money market accounts	2,432	9,725	9,725	21,882	4,863	-	48,627
Savings accounts	863	1,640	1,640	4,921	8,200	-	17,264
Time deposits	22,943	29,177	40,562	39,585	16	-	132,283
Borrowings	5,483	-	-	5,000	-	-	10,483

Other liabilities	-	-	-	-	-	2,710	2,710

Total equity	-	-	-	-	-	38,990	38,990
Total liabilities & equity	$33,552	$44,021	$55,406	$81,825	$30,475	$75,699	$320,978
Cumulative gap	33,767	41,501	36,488	51,216	45,218	-
Cumulative GAP / total assets (%)	10.52%	12.93%	11.37%	15.96%	14.09%	0.00%

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company does not have any changes or disagreements with respect to accounting or financial disclosure with its external accountants.

ITEM 9A.                     CONTROLS AND PROCEDURES

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

None to report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.                     EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

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

10.1
Form of Management Continuity Agreement, amended and restated as of December 31, 2008, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K, filed March 31, 2009).

10.2
Form of Management Continuity Agreement, amended and restated as of March 26, 2009, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed March 31, 2009).

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

DECEMBER 31, 2009

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

We have audited the consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Citizens Bancorp of Virginia, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
March 31, 2010

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2009 and 2008

Assets	2009		2008

Cash and due from banks		$6,339,112		$7,136,253
Interest-bearing deposits in banks		1,107,791		13,279,444
Federal funds sold		9,588,000		9,512,000
Securities available for sale, at fair market value		66,777,472		43,481,333
Restricted securities, at cost		1,189,300		1,161,000
Loans, net of allowance for loan losses of $2,673,115 in 2009
and $2,167,035 in 2008		214,862,153		210,879,319
Premises and equipment, net		7,543,928		7,759,263
Accrued interest receivable		1,859,606		1,741,685
Other assets		10,637,475		9,235,612
Other real estate owned		1,072,719		957,112

Total assets		$320,977,556		$305,143,021

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing		$33,999,202		$40,288,101
Interest-bearing		234,796,673		208,853,027
Total deposits		$268,795,875		$249,141,128
FHLB advances		5,000,000		11,000,000
Other borrowings		5,482,681		5,183,353
Accrued interest payable		954,980		1,154,480
Accrued expenses and other liabilities		1,754,427		2,322,139
Total liabilities		$281,987,963		$268,801,100

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$	- -	$	- -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,371,139 in 2009 and 2,390,980 in 2008		1,185,569		1,195,490
Retained earnings		38,176,879		37,198,417
Accumulated other comprehensive (loss), net		(372,855)		(2,051,986)
Total stockholders' equity		$38,989,593		$36,341,921

Total liabilities and stockholders' equity		$320,977,556		$305,143,021

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest and Dividend Income
Loans, including fees	$14,067,478	$14,550,641	$15,193,582
Investment securities:
Taxable	1,549,141	1,515,204	1,575,063
Tax-exempt	571,492	530,237	471,684
Federal funds sold	24,077	17,721	108,738
Other	184,731	159,987	173,921
Total interest and dividend income	$16,396,919	$16,773,790	$17,522,988

Interest Expense
Deposits	$4,938,636	$5,893,992	$6,482,913
Borrowings	230,356	220,283	209,524
Total interest expense	$5,168,992	$6,114,275	$6,692,437

Net interest income	$11,227,927	$10,659,515	$10,830,551
Provision for (recovery of) Loan Losses	900,000	245,000	(238,485)
Net interest income after provision for
(recovery of) loan losses	$10,327,927	$10,414,515	$11,069,036

Noninterest Income
Service charges on deposit accounts	$1,240,526	$1,413,615	$1,267,836
Net gain on sales and calls of securities	21,409	19,821	- -
Other-than-temporary impairments	(561,549)	- -	- -
Less: Noncredit portion of OTTI impairments(a)	(501,549)	- -	- -
Net other-than-temproary impairments	(60,000)	- -	- -
Net gain on sales of loans	71,414	100,255	91,949
Net gain on sale of other real estate owned	(6,207)	- -	15,000
Income from bank-owned life insurance	281,695	307,892	285,403
ATM fees	551,499	505,338	412,497
Other	389,438	385,663	333,616
Total noninterest income	$2,489,774	$2,732,584	$2,406,301

Noninterest Expenses
Salaries and employee benefits	$5,309,111	$5,162,291	$5,046,924
Occupancy	580,197	608,709	554,460
Equipment	570,763	633,121	689,463
FDIC deposit insurance	340,226
Other	2,168,303	2,510,239	2,422,635
Total noninterest expenses	$8,968,600	$8,914,360	$8,713,482

Income before income taxes	$3,849,101	$4,232,739	$4,761,855

Provision for income taxes	1,017,522	1,145,991	1,366,621

Net income	$2,831,579	$3,086,748	$3,395,234

Earnings Per Share, basic and diluted	$1.19	$1.28	$1.39
(a)Included in accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009, 2008 and 2007
					Accumulated
					Other
					Compre-
		Additional			hensive	Compre-
	Common	Paid-In		Retained	Income	hensive
	Stock	Capital		Earnings	(Loss)	Income	Total

Balance at December 31, 2006	$1,220,375		$49,420	$34,653,959	$(866,449)		$35,057,305
Comprehensive income:
Net income	- -		- -	3,395,234	- -	$3,395,234	3,395,234
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($236,204)	- -		- -	- -	458,514	458,514	458,514
Change in unfunded pension liability,
net of tax of ($54,092)	- -		- -	- -	105,003	105,003	105,003
Total other comprehensive income						$563,517
Total comprehensive income						$3,958,751
Shares repurchased	(3,100)		(49,420)	(47,644)	- -		(100,164)
Cash dividends declared ($.65 per share)	- -		- -	(1,585,354)	- -		(1,585,354)
Balance at December 31, 2007	$1,217,275	$	- -	$36,416,195	$(302,932)		$37,330,538
Comprehensive income:
Net income	- -		- -	3,086,748	- -	$3,086,748	3,086,748
Other comprehensive (loss), net of tax
Unrealized (losses) on securities available
for sale, net of tax of $474,876	- -		- -	- -	(921,819)	(921,819)	(921,819)
Less: reclassification adjustment for gain on
on sale of securities, net of tax of $6,739	- -		- -	- -	(13,082)	(13,082)	(13,082)
Change in unfunded pension liability,
net of tax of $419,412	- -		- -	- -	(814,153)	(814,153)	(814,153)
Total other comprehensive income (loss)						$(1,749,054)
Total comprehensive income						$1,337,694
Effects of changing the pension plan
measurement date pursuant to
ASC 715-30-25, net of tax of $19,352	- -		- -	(37,566)	- -		(37,566)
Shares repurchased	(21,785)		- -	(629,774)	- -		(651,559)
Cash dividends declared ($.68 per share)	- -		- -	(1,637,186)	- -		(1,637,186)
Balance at December 31, 2008	$1,195,490	$	- -	$37,198,417	$(2,051,986)		$36,341,921
Comprehensive income:
Net income	- -		- -	2,831,579	- -	$2,831,579	2,831,579
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($566,634)	- -		- -	- -	1,099,936	1,099,936	1,099,936
Less: reclassification adjustment for gain on
on sale of securities, net of tax of $7,279	- -		- -	- -	(14,130)	(14,130)	(14,130)
Less: reclassification adjustment on
securities other than temporarily
impaired, net of tax of ($20,400)	- -		- -	- -	39,600	39,600	39,600
Change in unfunded pension liability, net
of tax of ($285,252)	- -		- -	- -	553,725	553,725	553,725
Total other comprehensive income						$1,639,531
Total comprehensive income						$4,510,710
Shares repurchased	(9,921)		- -	(236,608)	- -		(246,529)
Cash dividends declared ($.68 per share)	- -		- -	(1,616,509)	- -		(1,616,509)
Balance at December 31, 2009	$1,185,569	$	- -	$38,176,879	$(372,855)		$38,989,593

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$2,831,579	$3,086,748	$3,395,234
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	612,667	633,906	690,196
Provision for (recovery of) loan losses	900,000	245,000	(238,485)
Net gain on sales of loans	(71,414)	(100,255)	(91,949)
Origination of loans held for sale	(5,589,945)	(7,280,811)	(7,545,800)
Proceeds from sales of loans	5,661,359	7,381,066	7,637,749
Net (gain) on sales and calls of securities	(21,409)	(19,821)	- -
Other than temporary impairment of securities	60,000	- -	- -
Net (gain) loss on sale of other real estate owned	6,207	- -	(15,000)
Net amortization of securities	203,327	61,628	56,303
Deferred tax (benefit) expense	(488,589)	(48,480)	44,386
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(117,921)	114,899	(36,349)
(Increase) in other assets	(1,778,280)	(503,378)	(150,290)
Increase (decrease) in accrued interest payable	(199,500)	(385,788)	166,628
Increase in accrued expenses
and other liabilities	271,265	272,658	145,917
Net cash provided by operating activities	$2,279,346	$3,457,372	$4,058,540

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$22,815,000	$15,793,135	$1,000,000
Maturities and prepayments	8,814,224	8,379,710	8,818,863
Purchases	(53,462,121)	(20,660,215)	(6,555,034)
Redemption (purchase) of restricted securities	(28,300)	(530,400)	1,700
Improvements of other real estate owned	(6,814)	- -	- -
Net (increase) in loans	(5,382,834)	(2,700,759)	(10,907,997)
Purchases of land, premises and equipment	(397,332)	(631,601)	(418,730)
Proceeds from sale of other real estate owned	385,000	- -	100,000
Net cash (used in) investing activities	$(27,263,177)	$(350,130)	$(7,961,198)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Financing Activities
Net increase in deposits	$19,654,747	$6,134,178		$3,663,937
Net increase (decrease) in borrowings	(5,700,672)	8,859,841		2,955,055
Dividends paid	(1,616,509)	(1,637,186)		(1,585,354)
Repurchase of common stock	(246,529)	(651,599)		(100,164)
Net cash provided by financing activities	$12,091,037	$12,705,234		$4,933,474

Net increase (decrease) in cash and cash
equivalents	$(12,892,794)	$15,812,476		$1,030,816

Cash and Cash Equivalents
Beginning of year	29,927,697	14,115,221		13,084,405

End of year	$17,034,903	$29,927,697		$14,115,221

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,368,492	$6,500,063		$6,525,809

Income taxes	$1,355,000	$1,243,573		$1,082,732

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$500,000	$957,112	$	- -

Unrealized gains (losses) on available for sale
securities	$1,705,161	$(1,416,516)		$694,718

Minimum pension liability adjustment	$(838,977)	$1,290,483		$(159,095)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.              Summary of Significant Accounting Policies

Business

Citizens Bancorp of Virginia, Inc. (the Company) is a one-bank holding company and is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the Bank).  The Bank conducts the general business of a commercial bank.  The Company is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System.  The Bank’s primary trade areas are in the Virginia counties of Nottoway, Amelia, Prince Edward, Brunswick, Buckingham, Charlotte, Chesterfield, Cumberland, Dinwiddie, Lunenburg, Mecklenburg, the cities of Colonial Heights and Petersburg and the town of South Hill.  The Bank offers traditional lending and deposit products to businesses and individuals.

Basis of Presentation

The consolidated financial statements include the accounts of Citizens Bancorp of Virginia, Inc. (the “Company”) and its wholly-owned subsidiary, Citizens Bank and Trust Company (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The Consolidated Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles and conform to predominant practices within the financial services industry.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities with other than temporary impairment, deferred income taxes, and fair value measurements.

Amounts in prior years’ Consolidated Financial Statements are reclassified whenever necessary to conform to the current year’s presentation.

Management has evaluated the impact of subsequent events on these financial statements through the date these financial statements were available to be issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and federal funds sold.  With the exception of certain FDIC-insured time deposits, all balances are readily available for use by the Company and its subsidiary.

Securities

The Company classifies all investment securities as available for sale as of December 31, 2009 and 2008.  Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.  Other-than-temporary-impairment, deemed to be credit-related, is charged to earnings as realized losses.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

Impairment of securities occurs when the fair value of a security is less than its amortized cost.   For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Company intends to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.   If, however the Company does not intend to sell the security and it is not more-than-likely that the Company will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security.   If there is no credit loss, there is no other-than-temporary impairment.   If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) the ability of the issuer to make principal and interest payments, and (4) changes in the regulatory, economic, or technological environment of the issuer.  A decline in fair value of any security below cost that is deemed other than temporary and related to the credit-worthiness of the issuer is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

Loans

Loans are stated at the principal amount outstanding net of deferred origination costs.  The deferred origination costs together with loan origination fees are recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on commercial and real estate loans is generally discontinued when loans become 90 days delinquent or when, in management’s judgment, the full collection of principal and interest is uncertain. Loans are returned to accrual status when doubt no longer exists about the loan’s collectability.

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is improbable that the Company will be able to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of the impairment is measured based on the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  Impairment losses are included in the allowance for loan losses through an allocation of the provision for loan losses.  In considering loans for evaluation of impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring.  These loans are collectively evaluated for risk of loss.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.  Mortgage loans held for sale are sold with the mortgage servicing rights released by the Company.

The Company enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between issuance of a loan commitment, loan closing and the sale of the loan generally ranges from thirty to ninety days.  The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve for probable and inherent losses in the loan portfolio.  Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, when drawn upon, such as commitments and standby letters of credit.  Additions are made to the allowance through periodic provisions, which are charged to expense.  All losses of principal are charged to the allowance when incurred or when a determination is made that a loan is uncollectable. Subsequent recoveries, if any, are credited to the allowance.

The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. This process consists of the identification of specific reserves for identified problem commercial loans.  The specific component relates to loans that are classified as either doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The calculation of the general reserve involves several steps and covers non-classified loans and special mention.  A historical loss factor is applied to each loan classification.  The historical loss factors are calculated using an average of the net losses attributable to each loan classification for a trailing five year period.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects subjective elements (economic conditions, portfolio growth rate, portfolio management, credit policy, and others). This methodology is applied to the commercial, residential mortgage, and consumer portfolios and represents the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at the lower of carrying value or fair value less cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Adjustments to carrying value, revenue and expenses related to holding foreclosed assets are recorded in earnings as they occur.  The Company had $1,072,719 in foreclosed assets at December 31, 2009 and $957,112 in foreclosed assets at December 31, 2008.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income tax expense in the statements of income.

Defined Benefit Pension Plan

The Company provides a noncontributory pension plan covering substantially all of the Company’s employees who are eligible based on age and length of service.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

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

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding.  The Company has no dilutive or potentially dilutive common stock equivalents.  For the years ending December 31, 2009, 2008 and 2007, the weighted-average common shares outstanding were 2,380,366, 2,412,954 and 2,439,505, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting FASB Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements as the Company has not entered into any business combinations.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

material impact on the Company’s consolidated financial statements as the Company has not entered into any business combinations.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 11 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820:Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in

EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have an impact on its consolidated financial statements since it is not involved with any variable interest entity.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

Statement 160 was adopted. The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The

Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 2.              Securities

U.S. Government and Federal Agency securities consist of debt obligations of the U.S. Government or of its designated agencies including Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation (FHLMC), and the Federal National Mortgage Association (FNMA).  At December 31, 2009, the Company held debt securities for the Federal Farm Credit Bank, Federal Home Loan Bank, and the Federal Home Loan Mortgage Corporation.

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

Mortgage-backed securities consist of mortgage-backed pass-through securities that are issued by the Federal Agencies: Government National Mortgage Association, FHLMC and FNMA.  This category also includes collateralized mortgage obligations, otherwise known as CMOs, which are issued by Federal Agencies such as FNMA and FHLMC and by private issuers.

Corporate securities consist of debt obligations issued by large, national corporations.  This category while providing diversity for the investment portfolio, it is generally the smallest of the four securities categories in terms of total dollars invested.

Restricted securities consist of required investments in Federal Home Loan Bank stock, Federal Reserve Bank stock and Community Banker’s Bank stock.   No ready market exists for these stocks, and there is no quoted market value.   Therefore the stock is carried at cost.

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 2.              Securities  (continued)

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$26,383,427	$46,936	$(60,421)	$26,369,942
State and municipal	19,012,286	267,348	(179,386)	19,100,248
Mortgage-backed	20,449,686	565,644	(485,626)	20,529,704
Corporate	753,965	23,613	- -	777,578
	$66,599,364	$903,541	$(725,433)	$66,777,471

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$8,670,458	$37,243	$(59)	$8,707,642
State and municipal	16,904,586	78,450	(489,818)	16,493,218
Mortgage-backed	17,978,220	243,905	(1,382,364)	16,839,761
Corporate	1,455,122	- -	(14,410)	1,440,712
	$45,008,386	$359,598	$(1,886,651)	$43,481,333

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2009 follows.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$1,711,276	$1,725,480
Maturing after one year through five years	14,933,299	15,100,930
Maturing after five years through ten years	16,064,680	16,116,683
Maturing after ten years	13,440,423	13,304,675
Mortgage-backed securities	20,449,686	20,529,704
	$66,599,364	$66,777,472

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 2.              Securities  (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair
2009	Value	(Loss)	Value	(Loss)	Value
	(In thousands)
U.S. Government
and federal agency	$9,461	$(60)	$ - -	$ - -	$13,707
State and municipal	5,226	(54)	2,350	(125)	5,395
Mortgage-backed	1,036	(1)	3,022	(545)	5,933
Corporate	- -	- -	- -	- -	3,620
Total temporarily
impaired securities	$15,723	$(115)	$5,372	$(670)	$28,655

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair
2008	Value	(Loss)	Value	(Loss)	Value
	(In thousands)
U.S. Government
and federal agency	$ - -	$ - -	$ - -	$ - -	$13,707
State and municipal	8,945	(490)	- -	- -	5,395
Mortgage-backed	5,038	(924)	1,094	(459)	5,933
Corporate	1,441	(14)	- -	- -	3,620
Total temporarily
impaired securities	$15,424	$(1,428)	$1,094	$(459)	$28,655

The unrealized losses in the investment portfolio as of December 31, 2009 are considered temporary and are a result of general market fluctuations.  The unrealized losses are from 38 securities, of which 35 securities are rated as investment grade and are backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  The investment policy does require that a below investment grade security be monitored by Management but the investment policy does not require that the security be sold simply because it has fallen to below investment grade.

Impaired Securities

Three non-agency collateralized mortgage obligations (CMO) securities have a credit agency rating of “below investment grade” at December 31, 2009.  Of the 3 non-agency CMO securities, 2 were initially downgraded to below investment grade by S&P and Moody’s in the fourth quarter of 2008.  The book value of these 2 non-agency CMO securities at December 31, 2009 was $1,694,177 as compared to a market value of $1,220,040, or an unrealized loss of $474,137.  During the second quarter of 2009, Moody’s downgraded the third CMO security to below “investment grade” from a rating of Aaa to Ba1.  As of December 31, 2009, this third CMO security had a book value of $262,941 as compared to a market value of $240,586 or an

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 2.              Securities  (continued)

unrealized loss of $22,355.  Market values, in general, for the non-agency CMO category have been very volatile due to the lack of market participants.  Since the announced downgrade of these securities, Management has taken a proactive stance in the monthly monitoring of the underlying collateral’s performance and is using advanced analytics (along with severe delinquency projections) to project the future likelihood that these securities would require an other-than-temporary-impairment (OTTI) write down.

The analysis performed as of December 31, 2009 indicated that there is the potential for loss from the two CMO securities that were initially down graded in the fourth quarter of 2008.  The discounting of forecasted cash flows from each of these securities indicated a potential loss of $60,000 prior to the full maturity of the securities.  While the securities were making regular monthly principal and interest payments as of December 31, 2009, management determined that taking the impairment was prudent given the future credit loss indicated in the analysis.  The Company will continue to monitor and test the status of all five non-agency CMO securities; at least quarterly, to determine any further impairment.

A roll-forward of the OTTI amount related to credit losses on debt securities for the year ended December 31, 2009 is as follows:

(in thousands)

Credit losses recognized in earnings, beginning of period	$-

Recognition of credit losses for which an OTTI was not previously recognized	60

Credit losses recognized in earnings, end of period	$60

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

Securities having carrying values of $24,873,948 and $18,891,076 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required by law.

Management has positioned the investment portfolio to take advantage of not only the current investment environment but also the investment opportunities that will exist as market interest rates rise.  As a result of this strategy, it is possible to see an increase in the number of securities that are called by the issuer, prior to maturity.  For the years ended December 31, 2009, 2008 and 2007, proceeds from the sales and calls of securities amounted to $22,815,000, $15,793,135 and $1,000,000 respectively.  Gross realized gains for the years ended December 31, 2009 and 2008 were $21,409 and $19,821.  There were no gross realized gains or losses for the year ended December 31, 2007.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 2.              Securities  (continued)

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $1,033,000 at December 31, 2009.   FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions.   Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.   The Federal Home Loan Bank of Atlanta omitted its first quarter dividend for 2009 and resumed paying dividends for the second and third quarters of 2009; with the third quarter dividend paid on November 2, 2009 at a rate of 0.41%.  As of March 8, 2010, the FHLB has not indicated on its web site any indication of paying a fourth quarter 2009 dividend.  Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Bank does not consider this investment to be other than temporarily impaired at December 31, 2009 and no impairment has been recognized.

Note 3.              Loans

A summary of the balances of loans follows:

	December 31,
	2009	2008
	(In thousands)
Mortgage loans on real estate:
Commercial	$67,740	$58,714
Residential 1-4 family	107,166	101,750
Construction	12,660	16,321
Commercial	15,705	19,859
Consumer installment	14,264	16,402
Total loans	$217,535	$213,046
Less: Allowance for loan losses	2,673	2,167
Loans, net	$214,862	$210,879

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 4.              Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Balance, beginning	$2,167	$1,950	$1,935
Provision for (recovery of) loan losses	900	245	(238)
Loans charged off	(449)	(164)	(131)
Recoveries of loans previously
charged-off	55	136	384
Balance, ending	$2,673	$2,167	$1,950

Ratio of allowance for loan losses to
end of period loans, net of deferred fees	1.23%	1.02%	0.92%

Ratio of net charge-offs (recoveries) to
average loans net of deferred fees	0.18%	0.01%	-0.12%

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 4.              Allowance for Loan Losses  (continued)

A summary of information pertaining to impaired loans follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Total impaired loans	$6,116	$912	$1,501
Impaired loans with
a valuation allowance	$4,031	$865	$1,319
Valuation Allowance	(869)	(218)	(305)
Impaired loans, net of allowance	$3,162	$647	$1,014

Impaired loans without a
valuation allowance	$2,085	$47	$182

Average investment in
impaired loans	$6,167	$1,119	$1,442

Interest income recognized	$493	$45	$79

Non-accrual loans excluded from
impairment disclosure	$2,033	$669	$598

Note 5.                      Other Real Estate Owned

An analysis of other real estate owned follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$957	$-	$85
Additions	507	1,107	-
Disposals	(391)	(150)	(85)
Balance at end of year	$1,073	$957	$-

Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net loss (gain) on sales of
real estate	$6	$-	$(15)
Operating expenses, net of
rental income	64	13	4
	$70	$13	$(11)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 6.              Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2009	2008
	(In thousands)

Land	$1,753	$1,753
Buildings	7,894	7,721
Furniture, fixtures and equipment	4,618	4,740
	$14,265	$14,214
Accumulated depreciation	(6,721)	(6,455)
	$7,544	$7,759

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 totaled $612,667, $633,906, and $690,196, respectively.

All branch locations are owned by the Bank except the Chesterfield branch and locations where the Bank has remote ATM machines.

The Chesterfield branch is under a lease agreement for five years renewable for five additional terms of five years each.   The next lease term is scheduled to end April 30, 2014.

The Bank installed one remote ATM in 2008 located at 200 North Main Street in Farmville, Virginia.  The lease is a five year lease with option for automatic renewal for another five-year term.

All leases are classified as operating leases.  Pursuant to the terms of the lease agreements, future minimum rent commitments are as follows:

2010	$47,703
2011	48,597
2012	49,509
2013	48,439
2014	15,970
$210,218

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 7.              Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 were $48,749,455 and $61,017,704, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(In thousands)
2010	$51,468
2011	40,410
2012	24,165
2013	7,887
2014	8,353
$132,283

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $45,084 and $54,771, respectively.

Note 8.	FHLB Advances

At December 31, 2009 and 2008 the Bank had outstanding advances totaling $5,000,000 and $11,000,000, respectively, with the Federal Home Loan Bank of Atlanta, detailed below.

	December 31,
	2009	2008
	(In thousands)
Fixed rate advance, at 1.39% maturing December 11, 2009	$-	$6,000
Five-year/ two-year convertible advance at 2.47%
maturing February 5, 2013	5,000	5,000
	$5,000	$11,000

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 9.              Other Borrowings

Other borrowings include commercial customer deposit balances that are invested overnight into an investment sweeps product.  The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however, the Bank pledges U.S. government securities sufficient to cover the balances held in these accounts.

The Bank also has available credit facilities with several correspondent banks totaling $72,036,287.

Note 10.            Income Taxes

The Company files income tax returns with the U.S. Federal government and the Commonwealth of Virginia.  With few exceptions, the Company is no longer subject to U.S. Federal income and state tax examinations by tax authorities for years prior to 2006.

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2009	2008	2007

Current tax expense	$1,506,111	$1,194,471	$1,322,235
Deferred tax expense (benefit)	(488,589)	(48,480)	44,386
	$1,017,522	$1,145,991	$1,366,621

The reasons for the differences between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Computed "expected" tax expense	$1,308,694	$1,439,131	$1,619,031
Tax-exempt income	(287,860)	(285,805)	(252,631)
Other, net	(3,312)	(7,335)	221
	$1,017,522	$1,145,991	$1,366,621

The Bank is subject to a Bank Franchise Tax that is imposed by the Commonwealth of Virginia.  The Bank Franchise Tax is not an income tax and as such the tax cost is included in other non-interest expense.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 10.            Income Taxes  (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$611,273	$305,273
Non-accrual loan interest	102,996	51,673
Intangible assets	13,066	13,066
Accrued pension	257,672	456,929
OREO expenses	15,100	4,718
Other than temporary impairment on
securities	20,400	- -
Net unrealized loss on securities
available for sale	60,557	519,198
Deferred tax assets	$1,081,064	$1,350,857

Deferred tax liabilities:
Deferred loan costs	$145,752	$169,882
Depreciation	173,829	168,236
Discount accretion on securities	20,099	16,051
Deferred tax liabilities	$339,680	$354,169
Net deferred tax assets	$741,384	$996,688

Note 11.            Employee Benefit Plans

The Company offers a number of benefit plans to its employees.  Among them are a 401(k) plan and a defined benefit plan, which are described below:

401(k) Plan

The Company offers a 401(k) plan for the benefit of all employees who have attained the age of 18 and completed three months of continuous service.  The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the Company to make discretionary contributions to the plan in such amounts as the Board of Directors may determine to be appropriate.  The Company presently makes matching contributions equal to 50% of the first six percent of an employee’s compensation contributed to the plan.  Contributions made to the plan by the Company for the years ended December 31, 2009, 2008, and 2007 were $81,940, $73,728, and $70,028, respectively.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering all employees who meet eligibility requirements.  To be eligible, an employee must be 20.5 years of age and have completed six months of eligibility service.  The plan provides benefits based on the participant’s years of service and five year average final compensation.  At a minimum, our funding policy is to make annual contributions as permitted or required by regulations.  For the year ended December 31, 2009, the Company made a cash contribution totaling $100,000.  Contributions for the years ended December 31, 2008 and 2007 were $253,411 and $224,155, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 11.            Employee Benefit Plans  (continued)

Additional information regarding the Company’s pension plan is presented below in accordance with ASC 715-30-25 for all years.  The measurement date used for the pension disclosure is December 31 for 2009 and 2008, and September 30 for 2007.

	Years Ended December 31,
	2009	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning	$4,149,218	$3,785,496	$3,780,265
Service cost	301,203	408,263	307,566
Interest cost	247,812	294,554	225,920
Actuarial (gain)	(253,587)	(149,367)	(123,757)
Benefits paid	(23,472)	(189,728)	(404,498)
Benefit obligation, ending	$4,421,174	$4,149,218	$3,785,496

Change in Plan Assets
Fair value of plan assets, beginning	$2,805,310	$3,706,332	$3,557,670
Actual return on plan assets	781,476	(964,705)	329,005
Employer contributions	100,000	253,411	224,155
Benefits paid	(23,472)	(189,728)	(404,498)
Fair value of plan assets, ending	$3,663,314	$2,805,310	$3,706,332

Funded Status at the end of year	$(757,860)	$(1,343,908)	$(79,164)

Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net actuarial loss	$1,978,971	$2,914,884	$1,802,489
Prior service cost	(1,235,932)	(1,332,868)	(1,454,038)
Deferred taxes	(252,633)	(537,885)	(118,473)
Net amount recognized	$490,406	$1,044,131	$229,978

The accumulated benefit obligation for the defined benefit pension plan was $3,838,055, $3,470,359 and $3,067,402 at December 31, 2009, 2008 and 2007, respectively.

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 11.           Employee Benefit Plans  (continued)

	Years Ended December 31,
	2009	2008	2007
Components of Net Periodic Benefit Cost

Service cost	$301,203	$326,610	$307,566
Interest cost	247,812	235,643	225,920
Expected return on plan assets	(222,911)	(308,842)	(280,756)
Amortization of prior service cost	(96,936)	(96,936)	(96,936)
Recognized net actuarial loss	123,761	71,197	84,025
Net periodic benefit cost	$352,929	$227,672	$239,819

Other Changes in Plan Assets and Benefit Obligations
Recognized in Accumulated Other Comprehensive (Income) / Loss
Net actuarial (gain) / loss	$(935,913)	$1,112,395	$(256,031)
Prior service cost	- -	- -	- -
Amortization of prior service cost	96,936	121,170	96,936
Total recognized in accumulated other
comprehensive (income) / loss	$(838,977)	$1,233,565	$(159,095)

Total Recognized in Net Pension Benefit Cost and Accumulated Other Comprehensive (Income) / Loss	$(486,048)	$1,461,237	$80,724

Adjustment to Retained Earnings due to Change in
Measurement Date
Service cost	N/A	$81,653	N/A
Interest cost	N/A	58,911	N/A
Expected return on plan assets	N/A	(77,211)	N/A
Amortization of prior service cost	N/A	(24,234)	N/A
Recognized net actuarial loss	N/A	17,799	N/A
Net periodic benefit cost	N/A	$56,918	N/A

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2009	2008	2007

Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 11.            Employee Benefit Plans  (continued)

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2009	2008	2007

Discount rate	6.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations as December 31, 2009 and 2008, by asset category are as follows:

	2009	2008
Asset Category
Mutual funds - fixed income	47%	42%
Mutual funds - equity	51%	52%
Other	2%	6%
Total	100%	100%

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 11.            Employee Benefit Plans  (continued)

actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2009 and 2008:

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$73,266	$-	$-	$73,266
Mutual funds - equity	1,868,290	-	-	1,868,290
Mutual funds - fixed income	1,721,758	-	-	1,721,758

Total assets at fair value	$3,663,314	$-	$-	$3,663,314

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$168,319	$-	$-	$168,319
Mutual funds - equity	1,458,761	-	-	1,458,761
Mutual funds - fixed income	1,178,230	-	-	1,178,230

Total assets at fair value	$2,805,310	$-	$-	$2,805,310
It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $250,000 to its pension plan in 2010.

Estimated future benefit payments, which reflect expected future service as appropriate, are as follows:

2010	$39,062
2011	87,273
2012	89,972
2013	99,929
2014	158,140
2015-2019	841,824
$1,316,200

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 12.            Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $3,840,000 and $2,682,000 at December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, total principal additions were $2,657,000 and total principal payments were $1,499,000.   At December 31, 2009 and 2008, total deposits for principal officers and directors and their affiliates amounted to $7,902,000 and $3,262,000, respectively.

Note 13.           Other Expenses

The principal components of other expenses in the statements of income are:

	2009	2008	2007

Accounting and audit fees	$194,757	$189,155	$168,755
ATM expense	194,334	233,173	248,930
Bank franchise tax	231,085	232,002	207,224
Directors fees	112,750	116,450	118,150
Data processing services	223,664	361,648	227,728
Internet banking expense	94,441	76,469	117,609
Legal fees	52,488	38,598	31,937
Marketing	71,995	126,639	105,157
Software	127,483	131,960	136,770
Stationery and supplies	152,434	175,702	167,961
Telephone	93,658	102,164	92,749
Other (includes no items
in excess of 1% of total revenues)	619,214	692,771	771,270
	$2,168,303	$2,476,731	$2,394,240

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 14.           Off-Balance Sheet Activities

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

At December 31, 2009 and 2008, the following financial instruments were outstanding:

	2009	2008
	(In thousands)

Commitments to extend credit	$23,375	$26,307
Standby letters of credit	632	867

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

Note 15.            Restrictions on Cash and Due From Banks

The Federal Reserve Bank requires banks to maintain cash reserves against certain categories of deposit liabilities.  At December 31, 2009 and 2008, the aggregate amount of daily average required reserves was approximately $146,000 and $198,000 respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 16.            Concentration of Credit Risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer loans.  Substantially all of the Company’s customers are residents or operate business ventures in its market area consisting of Nottoway, Amelia, Prince Edward, Chesterfield and adjacent cities and counties.  Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

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

Note 17.	Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends it may pay without prior regulatory approval.   The Bank normally restricts dividends to a lesser amount.   At December 31, 2009, retained earnings of approximately $4,795,386 were available for the payment of dividends without prior regulatory approval.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 18.            Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2009 and 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

(Capital ratio tables continued on next page.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 18.            Minimum Regulatory Capital Requirements  (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amount in thousands)
As of December 31, 2009:
Total Capital to Risk
Weighted Assets
Consolidated	$41,885	20.8%	$16,138	8.0%	N/A
Bank	$35,615	17.8%	$16,023	8.0%	$20,029	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$39,362	19.5%	$8,069	4.0%	N/A
Bank	$33,109	16.5%	$8,012	4.0%	$12,017	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$39,362	12.3%	$12,774	4.0%	N/A
Bank	$33,109	10.6%	$12,530	4.0%	$15,662	5.0%

As of December 31, 2008:
Total Capital to Risk
Weighted Assets
Consolidated	$40,561	20.5%	$15,834	8.0%	N/A
Bank	$33,967	17.3%	$15,714	8.0%	$19,642	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$38,394	19.4%	$7,917	4.0%	N/A
Bank	$31,800	16.2%	$7,857	4.0%	$11,785	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$38,394	13.0%	$11,854	4.0%	N/A
Bank	$31,800	11.0%	$11,598	4.0%	$14,498	5.0%

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 19.            Fair Value Measurements and Interest Rate Risk

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments.  Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly, non-distressed sale between market participants at the measurement date.  With the exception of certain marketable securities and one-to-four-family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist.  The Company, in attempting to comply with accounting disclosure pronouncements, has not attempted to market its financial instruments to potential buyers, if any exist.  Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.   Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.  Finally, the Company expects to retain substantially all assets and liabilities measured at fair value to their maturity or call date.   Accordingly, the fair values disclosed herein are unlikely to represent the instruments’ liquidation values, and do not, with the exception of securities, consider exit costs, since they cannot be reasonably estimated by us.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 19.            Fair Value Measurements and Interest Rate Risk  (continued)

Borrowings:  The carrying amounts of federal funds purchased and other short term borrowings maturing within 90 days approximate their fair values. Fair values for Federal Home
Loan Bank advances are estimated based upon current advance rates for the remaining term of the advance.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$17,035	$17,035	$29,928	$29,928
Securities available for sale	66,777	66,777	43,481	43,481
Restricted securities	1,189	1,189	1,161	1,161
Loans, net	214,862	212,870	210,879	212,015
Accrued interest receivable	1,860	1,860	1,742	1,742

Financial liabilities:
Deposits	$268,796	$265,240	$249,141	$250,217
Other borrowings	10,483	10,632	16,183	16,146
Accrued interest payable	955	955	1,154	1,154

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 19.            Fair Value Measurements and Interest Rate Risk  (continued)

Some of the financial instruments disclosed in the previous table are measured at fair value in the consolidated financial statements. Accounting principles establish a three-level valuation hierarchy for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

• Level 1              Inputs to the valuation methodology are quoted prices for similar assets andliabilities in active markets.

• Level 2              Inputs to the valuation methodology included quoted prices for similar assets andliabilities in active markets, and inputs that are observable for the asset or liability,either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3              Inputs to the valuation methodology are unobservable and significant to the fairvalue measurement.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale	$66,777	$-	$66,777	$-

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale	$43,481	$-	$43,481	$-

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 19.            Fair Value Measurements and Interest Rate Risk  (continued)

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

Accounting principles permit the measurement of certain assets at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$3,162	$-	$696	$2,466
valuation allowance
Other real estate owned	$1,073	$-	$-	$1,073

		Carrying value at December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$647	$-	$594	$53
valuation allowance
Other real estate owned	$957	$-	$-	$957

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements for December 31, 2009, 2008, and 2007

Note 19.            Fair Value Measurements and Interest Rate Risk  (continued)

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

Other Real Estate Owned:  The fair values are estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3. When inputs in appraisals are observable, they are classified as Level 2.

Note 20.            Condensed Parent Company Financial Statements

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

The parent company’s principal asset is its investment in its wholly-owned subsidiary.  Dividends from the subsidiary and from the parent company’s investment portfolio are the sources of cash flow for the parent company.  The payment of dividends by the subsidiary is restricted by various statutory limitations.  Banking regulations also prohibit extensions of credit by the Bank to the parent company unless appropriately secured by assets.

(Statements shown on next two pages)

Condensed Parent Company Financials

Balance Sheets
December 31, 2009 and 2008

Assets	2009	2008

Cash	$1,050,991	$705,075
Investment in subsidiary	32,711,924	29,908,823
Securities available for sale at fair market value	5,387,020	5,879,199
Other assets	281,221	286,938

Total assets	$39,431,156	$36,780,035

Liabilities and Stockholders' Equity

Other liabilities	$441,563	$438,114
Stockholders' equity	38,989,593	36,341,921

Total liabilities and stockholders' equity	$39,431,156	$36,780,035

Statements of Income
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Dividends from subsidiary	$1,600,000	$1,575,000	$1,500,000
Interest income on investments	240,874	288,324	213,892
Total Interest Income	1,840,874	1,863,324	1,713,892

Noninterest income	- -	- -	- -

Total income	$1,840,874	$1,863,324	$1,713,892

Noninterest expense - other	$408,864	$382,313	$326,941

Income before income taxes	$1,432,010	$1,481,011	$1,386,951
Allocated income tax benefit	90,535	66,070	61,598
Income before equity in undistributed
earnings of subsidiary	$1,522,545	$1,547,081	$1,448,549

Equity in undistributed earnings of subsidiary	1,309,034	1,539,667	1,946,685
Net income	$2,831,579	$3,086,748	$3,395,234

Condensed Parent Company Financials

Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$2,831,579	$3,086,748	$3,395,234
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,309,034)	(1,539,667)	(1,946,685)
Net amortization (accretion) of securities	11,711	5,464	(1,018)
Changes in other assets and liabilities:
(Increase) in other assets	(89,619)	(42,115)	(48,826)
Increase (decrease) in other liabilities	3,449	(8,124)	(135,649)
Net cash provided by operating activities	$1,448,086	$1,502,306	$1,263,056

Cash Flows from Investing Activities
Purchases of securities	$(1,050,990)	$(3,091,934)	$(1,847,347)
Calls and prepayments of securities	1,811,858	3,491,711	1,292,956
Net cash provided by (used in) investing activities	$760,868	$399,777	$(554,391)

Cash Flows from Financing Activities
Repurchase of common stock	$(246,529)	$(651,559)	$(100,164)
Dividends paid	(1,616,509)	(1,637,186)	(1,585,354)
Net cash (used in) financing activities	$(1,863,038)	$(2,288,745)	$(1,685,518)

Increase (decrease) in cash and cash equivalents	$345,916	$(386,662)	$(976,853)

Cash and Cash Equivalents
Beginning of year	705,075	1,091,737	2,068,590

End of year	$1,050,991	$705,075	$1,091,737

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:	March 31, 2010	By:	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Borgerding	President and Chief Executive Officer	March 31, 2010
Joseph D. Borgerding	and Director (principal executive officer)
/s/ Ronald E. Baron	Senior Vice President and	March 31, 2010
Ronald E. Baron	Chief Financial Officer (principal financial and accounting officer)
/s/ Frank P. Beale	Director	March 31, 2010
Frank P. Beale
/s/ William D. Coleburn	Director	March 31, 2010
William D. Coleburn
Roy C. Jenkins, Jr.	Director	March 31, 2010
Roy C. Jenkins, Jr.
/s/ Joseph F. Morrissette	Director	March 31, 2010
Joseph F. Morrissette
/s/ E. Walter Newman	Director	March 31, 2010
E. Walter Newman

Signature	Title	Date
/s/ Charles F. Parker, Jr.	Director	March 31, 2010
Charles F. Parker, Jr.
/s/ JoAnne Scott Webb	Director	March 31, 2010
JoAnne Scott Webb
/s/ Samuel H. West	Director	March 31, 2010
Samuel H. West
/s/ Jerome A. Wilson, III	Director	March 31, 2010
Jerome A. Wilson, III

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended Bylaws of the Company, restated in electronic format as of June 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2006).

10.1
Form of Management Continuity Agreement, amended and restated as of December 31, 2008, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K, filed March 31, 2009).

10.2
Form of Management Continuity Agreement, amended and restated as of March 26, 2009, entered into by the Company and each of Joseph D. Borgerding, Ronald E. Baron, Lynn K. Shekleton, and Rhonda W. Kincer (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed March 31, 2009).

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