Form 10-Q
period 2010-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2010-05-17
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer  ☐                                                                                            Accelerated filer                 ☐
Non-accelerated filer    ☐                                                                                            Smaller Reporting Company☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,365,239 shares of Common Stock as of May 7, 2010.

FORM 10-Q

For the Period Ended March 31, 2010

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31	December 31,
	2010	2009
Assets	(Unaudited)

Cash and due from banks	$7,045	$6,339
Interest-bearing deposits in banks	1,081	1,108
Federal funds sold	7,519	9,588
Securities available for sale, at fair market value	77,896	66,777
Restricted securities, at cost	1,189	1,189
Loans, net of allowance for loan losses of $2,911
and $2,673	210,695	214,862
Premises and equipment, net	7,466	7,544
Accrued interest receivable	1,856	1,860
Other assets	10,412	10,637
Other real estate owned	1,197	1,073

Total assets	$326,356	$320,978

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$35,819	$33,999
Interest-bearing	236,917	234,797
Total deposits	$272,736	$268,796
FHLB advances	5,000	5,000
Other borrowings	6,285	5,483
Accrued interest payable	951	955
Accrued expenses and other liabilities	2,063	1,754
Total liabilities	$287,035	$281,988

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,365,239 in 2010 and	1,183	1,186
2,371,139 in 2009
Retained earnings	38,319	38,177
Accumulated other comprehensive loss	(181)	(373)
Total stockholders' equity	$39,321	$38,990

Total liabilities and stockholders' equity	$326,356	$320,978

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Loans, including fees	$3,420	$3,457
Investment securities:
Taxable	498	368
Tax-exempt	160	137
Federal Funds sold	5	5
Other	4	57
Total interest and dividend income	$4,087	$4,024

Interest Expense
Deposits	$1,131	$1,315
Other borrowings	37	59
Total interest expense	$1,168	$1,374

Net interest income	$2,919	$2,650

Provision for loan losses	300	45

Net interest income after provision
for loan losses	$2,619	$2,605

Noninterest Income
Service charges on deposit accounts	$261	$287
Net gain on sales of securities	4	3
Net gain on sales of loans	10	22
Income from bank owned life insurance	68	70
ATM fee income	150	127
Other	64	88
Total noninterest income	$557	$597

Noninterest Expense
Salaries and employee benefits	$1,364	$1,317
Net occupancy expense	153	147
Equipment expense	131	144
FDIC deposit insurance	156	68
Other	564	556
Total noninterest expense	$2,368	$2,232

Income before income taxes	808	970

Income taxes	200	260

Net income	$608	$710
Earnings per share, basic & diluted	$0.26	$0.30

  See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2008	$1,196	$37,198	$(2,052)		$36,342
Comprehensive income:
Net Income	-	710	-	$710	710
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	299	299	299
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(2)	(2)	(2)
Other comprehensive income				297
Total comprehensive income	-	-	-	$1,007	-
Shares repurchased	(4)	(85)	-		(89)
Cash dividends declared ($0.17 per share)	-	(405)	-		(405)
Balance at March 31, 2009	$1,192	$37,418	$(1,755)		36,855

Balance at December 31, 2009	$1,186	$38,177	$(373)		$38,990
Comprehensive Income:
Net income	-	608	-	$608	608
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	195	195	195
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(3)	(3)	(3)
Total other comprehensive income				$192
Total comprehensive income	-	-	-	$800	-
Shares repurchased	(3)	(63)	-		(66)
Cash dividends declared ($0.17 per share)	-	(403)	-		(403)
Balance at March 31, 2010	$1,183	$38,319	$(181)		$39,321

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net Income	$$608	$710
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	146	148
Provision for loan losses	300	45
Net (gain) on sales of loans	(10)	(22)
Origination of loans held for sale	(721)	(1,527)
Proceeds from sales of loans	731	1,549
Net (gain) on sales and calls of securities	(4)	(3)
Net amortization of securities	49	43
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	4	(6)
Decrease (increase) in other assets	126	(41)
(Decrease) in accrued interest payable	(4)	(22)
Increase in accrued expenses and other liabilities	309	394
Net cash provided by operating activities	$1,534	$1,268
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$8,805	6,640
Maturities and prepayments	1,993	2,136
Purchases	(21,670)	(14,143)
Purchase of restricted securities	-	(28)
Net decrease (increase) in loans	3,743	(3,910)
Purchases of land, premises and equipment	(68)	(67)
Net cash (used in) investing activities	$(7,197)	$(9,372)
Cash Flows from Financing Activities
Net increase in deposits	$3,940	$2,105
Net increase (decrease) in other borrowings	802	(1,686)
Repurchase of common stock	(66)	(89)
Dividends paid	(403)	(405)
Net cash provided by (used in) financing activities	$4,273	$(75)
Net (decrease) in cash and cash equivalents	$(1,390)	$(8,179)
Cash and Cash Equivalents
Beginning of period	17,035	29,928
End of period	$15,645	$21,749
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,172	$1,396
Income Taxes	$104	$-
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$124	$80
Unrealized gains on securities available for sale	$291	$450

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.                      General

The Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, the Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2009, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2010 and 2009, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Note 2.                      Securities

Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company.  Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities available for sale are summarized below:
	March 31, 2010
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$34,821	$53	$(121)	$34,753
State and municipal	18,807	388	(80)	19,115
Mortgage-backed	23,044	579	(388)	23,235
Corporate	754	39	-	793
Securities available for sale	$77,426	$1,059	$(589)	$77,896

	December 31, 2009
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$26,383	$47	$(60)	$26,370
State and municipal	19,012	267	(179)	19,100
Mortgage-backed	20,450	566	(486)	20,530
Corporate	754	23	-	777
Securities available for sale	$66,599	$903	$(725)	$66,777

The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2010 follows.   Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$1,295	$1,304
Maturing after one year through five years	24,445	24,571
Maturing after five years through ten years	15,248	15,343
Maturing after ten years	13,394	13,443
Mortgage-backed securities	23,044	23,235
Securities available for sale	$77,426	$77,896

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$14,388	$(111)	$501	$(10)
State and municipal	1,143	(6)	2,776	(74)
Mortgage-backed	3,165	(26)	1,956	(362)
Total temporarily
impaired securities	$18,696	$(143)	$5,233	$(446)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$9,461	$(60)	$-	$-
State and municipal	5,226	(54)	2,350	(125)
Mortgage-backed	1,036	(1)	3,022	(485)
Total temporarily
impaired securities	$15,723	$(115)	$5,372	$(610)

The unrealized losses in the investment portfolio as of March 31, 2010 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security.

In the Company’s Form 10-K report for December 31, 2009, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, three of which had credit agency ratings that were below investment grade as of December 31, 2009 and were still similarly graded at March 31, 2010.  As of March 31, 2010, all five securities showed a net unrealized loss of 10.5% of the$3.4 million book value, this is a favorable variance as compared to the 15.3% net unrealized loss of the $3.6 million in book value at December 31, 2009.  The three below investment grade CMO securities continued to show some credit stress as the underlying loans’ delinquencies grew, albeit at a reduced rate than in prior periods.  Management performs stress testing, quarterly, on all five of the non-agency CMO securities.  The stress test results at December 31, 2009 showed an impairment loss of $60 thousand for two of the CMOs.  The stress test results at March 31, 2010 indicated that there is no need for additional other-than-temporary impairment changes.  All five CMO securities continue to make monthly payments to the Company.  The Company’s Chief Financial Officer monitors each security for any further impairment and he is reporting the status of each security to the Board of Directors, regularly.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended March 31, 2010 is as follows:

(in thousands)

Credit losses recognized in earnings, beginning of period	$60

Recognition of credit losses for which an OTTI was not
previously recognized	-

Credit losses recognized in earnings, end of period	$60

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $1.033 million at March 31, 2010.  FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank does not consider this investment to be other than temporarily impaired at March 31, 2010 and no impairment has been recognized.

Note 3.                      Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Real estate loans:
Commercial	$65,526	$67,740
Residential 1-4 family	107,358	107,166
Construction	12,492	12,660
Total real estate loans	$185,376	$187,566

Commercial loans	15,211	15,705
Consumer loans	13,019	14,264
Total loans	$213,606	$217,535

Less: allowance for loan losses	2,911	2,673
Loans, net	$210,695	$214,862

Note 4.                      Allowance for Loan Losses, Impaired Loans, and Non-accrual Loans

The following is a summary of transactions in the allowance for loan losses:

	Three Months Ended
(Dollars in thousands, except % data)	March 31,
	2010	2009
Balance at the beginning of period	$2,673	$2,167
Provision for loan losses	300	45
Loans charged off	(66)	(31)
Recoveries of loans previously charged off	4	9
Balance at the end of the period	$2,911	$2,190

Ratio of allowance for loan losses to end of period
loans, net of deferred fees	1.36%	1.01%

Ratio of net charge-offs (recoveries) to average
loans net of deferred fees1	0.12%	0.04%
1 Net charge-offs are on an annualized basis.

(Remainder of page left blank, intentionally)

Impaired loans and non-performing assets summary:

	March 31,	December 31,
(Dollars in thousands, except % data)	2010	2009

Total impaired loans	$6,012	$6,116

Impaired loans with a valuation allowance	$3,806	$4,031
Valuation allowance	(1,003)	(869)
Impaired loans, net of allowance	$$2,803	$3,162

Impaired loans without a valuation allowance	$2,206	$2,085

Average investment in impaired loans	$6,047	$6,167

Interest income recognized on impaired loans	$147	$493

Non-accrual loans excluded from the impairment
disclosure	$2,546	$2,033

Non-performing assets:
Non-accrual loans	$5,701	$5,259
Loans past due 90 days or more and still accruing	-	83
Total non-performing loans	5,701	5,342

Foreclosed property	1,197	1,073

Total non-performing assets	$$6,898	$6,415

Ratio of non-performing loans to gross loans, net of deferred loan fees, at end of period	2.67%	2.46%

Ratio of loans past due 90 days or more and still accruing to loans, net of deferred loan fees	0.00%	0.04%

Ratio of allowance for loan losses to nonperforming loans1	51.06%	50.04%

1 The Company defines nonperforming loans as total non-accrual loans and loans 90 days or more past due and still accruing.

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

(Remainder of page left blank, intentionally)

Note 5.                      Other Real Estate Owned

An analysis of other real estate owned follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Balance at beginning of period	$1,073	$957
Additions	124	$80
Disposals	-	-
Balance at end of period	$1,197	$1,037

Expenses applicable to other real estate owned include the following:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Net loss (gain) on sales of	$-	$-
real estate
Operating expenses, net of	3	4
rental income	$3	$4

Note 6.                      FHLB Advances

At March 31, 2010 and December 31, 2009, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

Note 7.                      Other Borrowings

Other borrowings consist of $6.3 million and $5.5 million in short-term borrowings as of March 31, 2010 and December 31, 2009, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.                      Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,368,932 shares for the three months ended March 31, 2010 and 2,388,290 shares for the three months ended March 31, 2009.

Note 9.                      Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2010 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Service cost	$69	$75
Interest Cost	66	62
Expected return on plan assets	(73)	(56)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	19	31
Net periodic benefit cost	$57	$88

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the plan year in which it makes pension plan contributions.  The defined benefit pension liability is computed at every December 31, only.  The Company made its required 2010 fiscal year contribution to the pension plan in December 2009 in the amount of $100,000.  The Company anticipates making the 2011 contribution by December 31, 2010.  The Company estimates this contribution to be approximately $230,000.

Note 10.                      Fair Value Measurements

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

Deposits:  The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings:   The carrying amounts of federal funds purchased and other short term borrowings maturing within 90 days approximate their fair values. Fair values for Federal Home Loan Bank advances are estimated based upon current advance rates for the remaining term of the advance.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At March 31, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$15,645	$15,645	$17,035	$17,035
Securities available for sale	77,896	77,896	66,777	66,777
Loans, net	210,695	208,742	214,862	212,870
Accrued interest receivable	1,856	1,856	1,860	1,860

Financial Liabilities:
Deposits	$272,736	$269,128	$268,796	$265,240
Other borrowings	11,285	11,445	10,483	10,632
Accrued interest payable	951	951	955	955

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

Accounting Standards Codification 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available
for sale	$77,896	$0	$77,896	$0

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available
for sale	$66,777	$0	$66,777	$0

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale:

Securities available for sale are recorded at fair value on a recurring basis.   Fair value measurement is based upon quoted market prices, when available (Level1).   If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.   Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

Accounting principles permit the measurement of certain assets at fair value on a nonrecurring basis.   Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans, net of
valuation allowance	$2,803	$0	$0	$2,803

Other real estate owned	$1,197	$0	$0	$1,197

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans, net of
valuation allowance	$3,162	$0	$696	$2,466

Other real estate owned	$1,073	$0	$0	$1,073

Impaired loans

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

Other Real Estate Owned

The fair values are estimated based upon recent appraisal values of the property less costs to sell the property.   Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3.   When inputs in appraisals are observable, they are classified as Level 2.

Note 11.                      Recent Accounting Pronouncements

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results that may be attained for any future period.

Overview and Recent Developments

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

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank.  Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank. The Bank’s primary trade areas are served by its 11 banking offices located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia.  As of March 31, 2010, the Company and the Bank employed 113 full-time equivalent employees.

The economic news for the first quarter of 2010 provided mixed signals of a continuing economic recession and that an economic rebound had begun.  The continuing recession was evidenced by, among other indicators, a continuing weak residential and commercial real estate market, and a high unemployment rate.  Meanwhile, signs that an economic rebound may be starting can be seen in the growth in the Gross Domestic Product and the fact that net job losses have declined, auto industry and retail sales are picking up along with the sale of new and existing homes.  While statistics may be used to support various points of view, we prefer to gauge the pulse of the economy by how it’s impacting our customers.  There are businesses and industries in our markets that continue to show the stress of a poor economy.  Whereas the economic recession may not have been as severe in the Commonwealth of Virginia, as in other regions of the country, our markets did not have the benefits of the economic boom times, either.

As of December 31, 2009, the Company reported a $60 thousand impairment charge against two non-agency collateralized mortgage obligation (“CMO”) securities.  Management’s quarterly analysis of all five non-agency CMO securities as of March 31, 2010 indicated that all securities continued to make monthly payments, the unrealized loss as a percentage of book value improved from (15.3%) at December 31, 2009 to (10.5%) at March 31, 2010, and the stress testing showed a decreased likelihood of future loss.

Loan production in the first quarter of 2010 was $7.7 million as compared to $20.2 million for the same period in 2009.  Management believes that this economic recession has created two situations that have resulted in a drop in loan demand.  The first is that many borrowers are focused on deleveraging themselves from the constrictions of high debt loads. And second, the reductions in family incomes, either as a result of layoffs or reduced hours, and the high number of businesses reporting significant recent financial losses have decreased the pool of qualified borrowers in our market area.

The Bank’s ratio of non-performing loans to total loans at March 31, 2010 was 2.67%; this is an increase of 21 basis points from the ratio of 2.46% at December 31, 2009.  The total of nonperforming assets as of March 31, 2010 was $6.898 million, an increase of $483 thousand from the total of $6.415 million at December 31, 2009.  The increase was due to non-accrual loans rising $442 thousand to $5.701 million at March 31, 2010 from $5.259 million at December 31, 2009 and an increase of $124 thousand in foreclosed property holdings, during the same period.  The Bank had no loans that were past due 90 days and still accruing at March 31, 2010; there were $83 thousand in loans still accruing and past due 90 days at December 31, 2009.

Impaired loans decreased $104 thousand to $6.012 million at March 31, 2010 from $6.116 million at December 31, 2009.  At March 31, 2010, $3.806 million of the impaired loan total had a valuation allowance of $1.003 million assigned to various loans, this resulted in impaired loans, net of allowance, of $2.803 million and this is down $359 million from the impaired loans, net of allowance at December 31, 2009 of $3.162 million.  Management provided $300 thousand to the Allowance for Loan Losses for the first three months of 2010, as compared to $45 thousand for the first quarter of 2009.  The Allowance of Loan Losses as a percentage of total loans was 1.36% at March 31, 2010 as compared to 1.23% at December 31, 2009.  Management provides more detailed discussion on loan quality and the provision for loan losses later in this report, in the Financial Condition and Results of Operations section.

Deposit growth during the first quarter was at an annualized rate of 5.9%, growing $3.9 million to $272.7 million at March 31, 2010 from $268.8 million at December 31, 2009.  This would continue a positive growth trend seen during 2009 when deposit account balances increased 7.9% or $19.7 million from December 31, 2008 to December 31, 2009.  Increases were seen in all deposit account types including low-cost and time deposits.  The Bank participates in the Transaction Account Guarantee (TAG) Program which provides for full deposit insurance coverage on non-interest bearing transaction accounts and NOW accounts that pay an interest rate of 0.5% or less (changing to 0.25% July 1, 2010); regardless of the balance in the account.  The FDIC recently reported that the Program will be extended to December 31, 2010.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $326.4 million at March 31, 2010 compared to $321.0 million at December 31, 2009, representing an increase of $5.4 million or 1.65%.

Total net loans at March 31, 2010 were $210.7 million, a decrease of $4.2 million from the December 31, 2009 amount of $214.9 million.  For the three months ended March 31, 2010, $7.7 million in loans were originated, a 61.9% decline as compared to $20.2 million for the three months ended March 31, 2009.  The decline in loan origination activity in the 1st quarter of 2010 was anticipated given the economic recession.  Businesses and consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment.  Also, the pool of qualified borrowers, in our markets, has diminished as a result of layoffs, declining collateral values, and businesses showing a growing inability to adequately cash flow their business activity and additional debt.  Management and the Board of Directors do not intend to lessen underwriting requirements simply to have borrowers qualify for loans.

Gross loan balances at March 31, 2010 as compared to December 31, 2009 indicated that during the first three months of 2010 loans declined in all areas with the exception of agricultural loans, residential real estate and home equity loans; which, in total, were $259 thousand greater at March 31, 2010 than at December 31, 2009.  Real estate secured loans totaled $185.4 million or 86.5% of the loan portfolio at March 31, 2010 as compared to $187.6 million and 86.0% of the loan portfolio at December 31, 2009.  The non-real estate segments of the loan portfolio include agricultural, tax-exempt municipal, commercial and consumer loans.  At March 31, 2010 the totals for each segment was $456 thousand, $426 thousand and $14.7 million and $13.2 million, respectively.  New loan production in the first quarter of 2010 was $7.7 million or $12.5 million less than the $20.2 million for the first quarter of 2009.  The level of economic activity and the lack of qualified borrowers are the primary reasons for the year-over-year decline in new loans.

Management is maintaining loan pricing and underwriting standards during these difficult economic times.  Refusing to relax these standards is critical for maintaining loan quality and may result in a slower growth rate of the loan portfolio.  As a well-capitalized community bank, it is Management’s goal to continue to be a source of credit for commercial businesses, farmers, and consumers during any economic environment.  Gross loans as a percent of total assets were 65.5% at March 31, 2010, as compared to 67.8% at December 31, 2009.  Management and the Board of Directors prefer to maintain credit underwriting standards at the risk of experiencing a drop in new loan production.

Investment securities increased to $77.9 million at March 31, 2010, or 23.9% of total assets, which is an increase of $11.1 million from $66.8 million at December 31, 2009.   The increase in the investment portfolio from year-end can be attributed to the decline in the loan portfolio and a rise in deposit account balances.  At March 31, 2010 the investment portfolio had an unrealized gain of $309 thousand net of Federal income taxes, as compared to an unrealized gain of $117 thousand, net of Federal income taxes, at December 31, 2009.  The investment securities of both the Company and the Bank at March 31, 2010 were held as “available for sale”.  Restricted securities totaled $1.2 million at March 31, 2010 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and Community Bankers’ Bank.  These securities are required of member banks.

Interest bearing deposits in other banks decreased by $27 thousand at March 31, 2010 to $1.081 million as compared to $1.108 at December 31, 2009.  Federal funds sold decreased $2.1 million to $7.5 million at March 31, 2010 from $9.6 million at December 31, 2009.  The Company’s liquidity on hand at March 31, 2010 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $15.6 million or 4.8% of total assets which is $1.4 million lower than $17.0 million or 5.3% of total assets at December 31, 2009.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2010 was $2.911 million compared to $2.673 million at December 31, 2009.  The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.36% at March 31, 2010 from 1.23% at December 31, 2009.  The Company charged off $66 thousand in loans, recovered $4 thousand from previous write-offs, and provided an additional $300 thousand to the allowance during the three months ended March 31, 2010.

Management’s methodology for estimating the appropriate level of the allowance for loan losses is based upon bank regulatory guidance and generally accepted accounting principles for maintaining adequate reserves against loan losses. Periodically, management does classify certain loans and provides specific reserves for these loans when it is determined that negative conditions affecting the customer have occurred and will expose the Bank to a potential loss on a given loan(s).  The Company had $5.701 million in non-accruing loans at March 31, 2010, or 2.67% of gross loans compared to $5.259 million at December 31, 2009, or 2.46% of gross loans, a net increase of $442 thousand.  Management continues to work aggressively with debtors to resolve delinquencies and mitigate potential repossession or foreclosure of collateral.

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

The allowance for loan losses increased from 1.23% of gross loans at December 31, 2009 to 1.36% of gross loans at March 31, 2010.  The increase is primarily the result of providing $300 thousand in additional provision during the first quarter and the $3.929 million decline in gross loan balances at March 31, 2010 as compared to December 31, 2009.  The first quarter’s provision for loan losses of $300 thousand is a $255 thousand increase in provision as compared to the 2009 first quarter provision of $45 thousand.  During the first quarter of 2009, the Bank had not yet started to see loan delinquencies rise as they did in the second half of 2009.  In evaluating the adequacy of the Allowance for Loan Losses, the “criticized loans” component is the one component, out of a total of three components, that generally fluctuates most in quarter-to-quarter comparison.  These fluctuations can occur in the total balance of criticized loans and/or in the amount allowance that is specifically reserved for individual loans.  The amount of criticized loans at December 31, 2009 was $12.9 million and this category decreased $4.0 million to $8.9 million at March 31, 2010.  Despite this decline in criticized loan balances, management increased specific reserves on various criticized loans as a result of current data showing the decline in collateral values.  This is primarily the reason why the level of provision during the first quarter of 2010 was higher than normal quarterly provisions, however, the provision did decline $175 thousand from the $475 thousand provided for the fourth quarter of 2009.  Management is focused on ensuring that the allowance for loan losses reflects the risks posed as a result of the prolonged economic recession.  Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2010.

Management reviews external economic factors, quarterly, and reports changes to these factors, which are a major component of the allowance calculation.  Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves.  These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits.  For a more detailed discussion of Management’s analysis of the allowance for loan losses, please see the “Allowance for Loan Losses” discussion above under the section heading of “Critical Accounting Policies”.

Deposits

Total deposits of $272.7 million at March 31, 2010 represented an increase of $3.9 million from $268.8 million at December 31, 2009.  Total certificates of deposit at March 31, 2010 were $131.2 million, down $1.1 million from $132.3 million at December 31, 2009.  The Bank continued to see strong deposit growth in low-cost deposit products such as interest and noninterest checking, money market and savings accounts.  Deposit growth in the three months ended March 31, 2010 rose at an annual rate of 5.9% which is slightly lower than the rate of 7.9% for all of 2009.  Time deposit account customers, especially those preferring terms under 18 months, were attracted to the rates offered in the money market deposit accounts and in many cases opted to reinvest their maturing time deposits in a MMDA account instead of into a time deposit account.

Non-interest bearing deposits totaled $35.8 million at March 31, 2010, which is a 5.3% increase from $34.0 million at December 31, 2009.  Interest-bearing deposits accounted for 86.7% of total deposits at March 31, 2010 which is unchanged from December 31, 2009.  Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling interest rates on the Bank’s net interest margin.  Management’s goals continue to be on growing low-cost deposit account balances which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At March 31, 2010 the Company had total borrowings of $11.3 million that consisted of $6.3 million in overnight repurchase agreements and outstanding advances with the FHLB of $5.0 million.  This is compared to $10.5 million in borrowings at December 31, 2009.

Stockholders’ Equity

Stockholders’ equity was $39.3 million at March 31, 2010 compared to $38.9 million at December 31, 2009.  The book value per common share was $16.62 at March 31, 2010 compared to $16.44 at December 31, 2009.  On January 14, 2010, shareholders were paid a quarterly dividend of $0.17 per share.  On March 25, 2010, the Board of Directors approved a cash dividend of $0.17 per share, or $402 thousand, payable to shareholders on April 15, 2010.  Total average outstanding shares for the first three months of 2010 were 2,368,932 shares as compared to the average outstanding shares of 2,380,366 shares for the year ended December 31, 2009.

The Board of Directors and Management recognize the intrinsic value of the Company.  The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall banking industry’s ability to withstand the severe economic recession that impacted areas such as interest margin compression, losses due to subprime lending, the decline in housing and commercial real estate values.

The Board reauthorized the stock repurchase plan on February 25, 2010, effective March 1, 2010 until May 31, 2010.  The plan’s term is for a three month period or until 20,000 shares are purchased within a particular authorized period; whichever occurs first.  The plan is renewable every three months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the May 27, 2010 Board of Directors meeting.  The plan has been continuously renewed since its inception in September 2007.

The change in Accumulated Other Comprehensive Income at March 31, 2010 versus December 31, 2009 was a result of the change in net unrealized losses on available for sale securities.  At March 31, 2010, the Company had an unrealized gain on available for sale securities of $309 thousand, net of income taxes; an increase of $192 thousand from the unrealized gain of $117 thousand, net of income taxes at December 31, 2009.  At March 31, 2010 and December 31, 2009, the Accumulated Other Comprehensive Income included $490 thousand in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed as of each December 31, only.

Net Income

For the three months ended March 31, 2010 the Company reported net income of $608 thousand as compared to $710 thousand for the same period in 2009 which is a decrease of $102 thousand.  Income per basic and diluted share was $0.26 for the three months ended March 31, 2010 as compared to $.30 per basic and diluted share for the period ended March 31, 2009.

The Company had an annualized return on average assets of .76% and an annualized return on average equity of 6.16% for the three months ended March 31, 2010, as compared to an annualized return on average assets and average equity of .95% and 7.78%, respectively, for the same period in 2009.

The year-to-year decrease in net income of $102 thousand is attributable to the following unfavorable factors:

•	An increase in the provision for loan losses of $255 thousand.
•	A decrease in noninterest income of $40 thousand.
•	An increase of $88 thousand in deposit insurance expense.

These factors were partially offset by favorable results in:

•	An increase of $269 thousand in net interest income.
•	A decrease in the effective income tax rate of 24.75% at March 31, 2010 from the effective rate of 26.80% at March 31, 2009.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  The cost of funds represents interest expense on deposits and other borrowings.  Non-interest bearing deposit accounts and capital are other components representing funding sources.  Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.  The following narrative discussion is to complement the table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category which is adjusted for tax-exempt security income.  The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $658 thousand, for the period ended March 31, 2010, has been adjusted to $742 thousand in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended March 31, 2010 net interest income (on a tax-equivalent basis) was $3.003 million as compared to $2.721 million for the three months ended March 31, 2009, an increase of $282 thousand or 10.3%.  Interest income (on a tax-equivalent basis) increased $76 thousand for the first quarter of 2010 as compared to the year-earlier period.  Interest income was primarily affected by investment income (on a tax-equivalent basis) increasing $172 thousand in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Negatively affecting interest income was loan income and income from deposits held at other depositories.  Loan income declined $37 thousand in the year-to-year period due to increases in non-accrual loans and lower rates seen for new loans and for loans whose interest rates are repricing to current, lower rates.  Interest income for deposits at other banks declined $59 thousand for the quarter ended March 31, 2010 as compared to the same period a year ago, primarily as a result of lower earning rates and a shift of average balances into investment securities.

A portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The tax-equivalent yield on earning assets for the three months ended March 31, 2010 was 5.69%, a decrease of 26 basis points from the yield of 5.95% reported in the comparable period of 2009.  The decrease in the earning assets yield for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily the result of the reduction of short-term interest rates and its impact on new and re-pricing loans and the availability of investment securities with lower yields.

For the three months ended March 31, 2010 the average balance for interest bearing liablities was $246.9 million or $16.8 million greater than the $230.1 million for the three months ended March 31, 2009.  The cost of interest bearing liabilities for the first quarter of 2010 was 1.92% a decrease of 50 basis points from the 2.42% cost for the first quarter of 2009.

Average non-interest deposit balances for the three months ended March 31, 2010 was $33.3 million or $559 thousand less than the $33.8 million for the same period of 2009.  While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their savings to cover everyday living expenses.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended March 31, 2010 was 4.10% which is 14 basis points higher than the net interest margin for the quarter ended March 31, 2009 of 3.96%.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$$1,091	$4	1.39%	$9,454	$57	2.42%
Loans (1)	215,749	3,420	6.43%	213,844	3,457	6.56%
Investment securities available for sale (2)	72,812	742	4.08%	47,536	576	4.84%
Federal funds sold	7,586	5	0.24%	8,101	5	0.22%
Total interest earning assets	$297,238	$4,171	5.69%	$278,935	$4,095	5.95%

Total average non-earning assets	27,832			27,476
Less: allowance for credit losses	2,762			2,180
Net average non-earning assets	25,070			25,296
TOTAL AVERAGE ASSETS	$322,308			$304,231

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$37,569	$16	0.17%	$34,992	$14	0.16%
Savings	66,460	167	1.02%	33,911	66	0.79%
Time deposits	132,177	948	2.91%	144,941	1,235	3.46%
Other borrowings	10,699	37	1.44%	16,277	59	1.47%
Total interest bearing liabilities	$246,905	$1,168	1.92%	$230,121	$1,374	2.42%

Noninterest bearing liabilities:
Noininterest bearing demand	33,322			33,881
Other liabilities	2,614			3,201
Total noninterest bearing liabilities	35,936			37,082

Stockholders' equity	39,467			37,028
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$322,308			$304,231

Net interest income		$3,003			$2,721
Net interest spread			3.77%			3.53%
Net interest margin			4.10%			3.96%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Bank recorded a provision for loan losses for the first quarter ended March 31, 2010 of $300 thousand or $255 thousand more than the $45 thousand reported for the first quarter of 2009.  Management’s evaluation of current criticized loans and the uncertainty over deteriorating collateral values and additional problem credits were the main reasons why the provision amount for the three months ended March 31, 2010 was higher than the year-ago period.  Nonaccrual loans increased in the first quarter, and at March 31, 2010 they totaled $5.701 million or $442 thousand greater than the $5.259 million at December 31, 2009.  In addition to the poor economic conditions, some commercial customers, like companies in the timber industry, effectively had to shut down their operations as a result of the conditions caused by the winter weather.  The duration of this recession is impacting commercial customers that rely on a steady flow of commerce, particularly in the real estate and timber industries, to produce the cash flow needed in repaying their loans and for working capital purposes.  Management is diligent in identifying problem credits as they arise and begins to work with borrowers with the intent of mitigating credit losses, collection and legal costs.  Management analyzes the Bank’s collateral position and probable future loss on any loan and provides specific reserves for those loans (as needed), prior to those loans actually becoming nonperforming loans.  Therefore, when a loan becomes nonperforming, it is likely to already have an allowance provided for it without the need for additional provision during the same quarter when the loan moves to nonperforming status.

Nonperforming loans are constantly under review for further deterioration of the customer’s credit or collateral position and management would provide additional provision as it is needed in future quarters.  (Also see the discussion on criticized loans, earlier in this report, under the Allowance for Loan Losses.  This discussion examines how the level of criticized loans and specific reserves on those loans affected the provision for loan losses in the first quarter of 2010.)

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, OREO and loans held for sale, and ATM fees.  For the three months ended March 31, 2010, noninterest income decreased 6.7% to $557 thousand compared to $597 thousand, or $40 thousand less than the same period in 2009.  Revenue from the net gain on sale of securities is considered as non-recurring revenue, therefore noninterest income, excluding these items was $553 thousand for the three months ended March 31, 2010 and $594 thousand for the same period in 2009; or a decrease of $41 thousand.  Below is a representation of the changes to the significant components of noninterest income.

	Three Months ended
(Dollars in thousands)	March 31,	March 31,	%
	2010	2009	Change

Noninterest Income
Service charges on deposit accounts	$261	$287	-9.1%
Net gain on sales of loans	10	22	-54.5%
Net gain on sale of securities	4	3	33.3%
Income from bank owned life ins.	68	70	-2.9%
ATM fee income	150	127	18.1%
Other income	64	88	-27.3%
Total noninterest income	$557	$597	-6.7%

•
Service charges on deposit accounts decreased 9.1% or $26 thousand chiefly due to the Bank’s revised policies regarding overdraft accounts and the continuing growth of “totally free” checking products.  The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date.

•
Net gain on sales of loans decreased 54.5% for the quarter primarily as a result of the slowdown in the number of secondary market loans being sold in the first quarter of 2010 over the first quarter of 2009.

•
Net gain on sale of securities increased 33.3% for the quarter.  The investment portfolios of the Company and the Bank are realizing gains in 2010 not from actual sales of securities but as a result of securities being called by issuers at par and therefore resulting in securities gains.

•	ATM fee income increased 18.1% for the quarter as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs.

•
Other income decreased $24 thousand or 27.3% in the quarter ended March 31, 2010 versus the same period a year ago.  The majority of the change was a result of the Bank receiving a one-time rebate of $20,000 in the first quarter of 2009.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs.  For the three months ended March 31, 2010, noninterest expenses increased $136 thousand to $2.368 million as compared to $2.232 million for the comparable period in 2009, or an increase of 6.1%.

Management’s strategy is to maintain strict controls over non-interest expenses, and these efforts are being realized with only moderate increases being seen in noninterest expenses over the previous year.  The following table outlines the changes in significant components:

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2010	2009	Change

Noninterest Income
Salaries and employee benefits	$1,364	$1,317	3.6%
Net occupancy expense	153	147	4.1%
Equipment expense	131	144	-9.0%
FDIC Insurance	156	68	129.4%
Data Processing	75	80	-6.3%
Other operating expense	489	476	-2.7%
Total noninterest expense	$2,368	$2,232	-6.1%

•
Salaries and employee benefits increased 3.6% or $47 thousand for the quarter primarily due to increases related to cost of living salary adjustments and a decline in loan origination cost deferrals since there were fewer new loans being closed during the first quarter.

•
Net occupancy expense increased 4.1% or $6 thousand for the quarter primarily as a result of slightly higher utilities costs associated with colder winter temperatures and costs associated with clearing bank properties of higher amounts of snowfall during the first quarter of 2010 than the year-earlier period.

•
Equipment expense decreased $13 thousand for the quarter primarily as a result of equipment replacement which reduced or eliminated the need for service contracts and lower equipment depreciation expense as equipment becomes fully depreciated.

•
FDIC deposit insurance increased $88 thousand for the quarter primarily as a result of higher insurance premiums both for regular quarterly premiums, TAGP premium and the one-time special assessment to replenish the Deposit Insurance Fund due to bank failures, nationwide.

•	Data processing expense decreased $5 thousand in the quarter due to renegotiated contracts with the Bank’s core processing vendor and the network communications contract.

•
Other operating expense increased $13 thousand for the quarter.  Costs related to the ATM network and the Commonwealth’s Franchise Tax were primarily responsible for other operating expenses being higher than last year.

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

Federal funds lines of credit are maintained with four correspondent banks.  As of March 31, 2010 the Bank has the following lines of credit available.

CenterState Bank	$ 6,000,000
Community Bankers Bank	11,400,000
Federal Home Loan Bank of Atlanta	40,115,000
Federal Reserve Bank of Richmond	4,872,000
First Tennessee Bank NA	10,000,000
SunTrust	8,000,000
Total Off-Balance Sheet Borrowing Lines	$ 80,387,000

The Company had $11.3 million in FHLB Advances and other borrowings at March 31, 2010, which represented an $802 thousand increase from $10.5 million at December 31, 2009.  At March 31, 2010, FHLB Advances totaled $5.0 million, unchanged from year-end.

Other borrowings consisted of $6.3 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product at March 31, 2010; at December 31, 2009 the balance of this product was $5.5 million.  The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at March 31, 2010 and December 31, 2009 was $39.3 million and $39.0 million, respectively.  Total number of common shares outstanding was 2,365,239 shares at March 31, 2010 and 2,371,139 shares at December 31, 2009.  The decrease of 5,900 shares represents the number of shares repurchased by the Company during the first three months of 2010 under the stock repurchase plan that the Board of Directors initiated in September 2007 and reauthorized on February 25, 2010.  Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At March 31, 2010 the Company’s Tier 1 and total risk-based capital ratios were 19.8% and 21.1%, respectively, compared to 19.5% and 20.8% at December 31, 2009.  The Company’s leverage ratio was 12.5% at March 31, 2010 compared to 12.3% at December 31, 2009.  The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There are no material changes from any of the risk factors previously disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on February 25, 2010.   The renewed plan period was effective March 1, 2010 and expires May 31, 2010.  Purchases under the plan are limited to an individual three-month total of 20,000 shares and the maximum per share price to be paid is $16.00.  The stock repurchase plan was originally announced on August 20, 2007.

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

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
January 1 to
January 31, 2010	0	$-	0	17,309
February 1 to
February 28, 2010	5,400	11.25	5,400	11,909
March 1 to
March 31, 2010	500	11.25	500	19,500
Total	5,900	$11.25	5,900	19,500

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC. (Registrant)

Date: May 14, 2010	By:	/s/Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350