Form 10-Q
period 2010-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2010-08-13
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,364,639 shares of Common Stock as of August 10, 2010.

FORM 10-Q
For the Period Ended June 30, 2010

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30	December 31,
	2010	2009
Assets	(Unaudited)

Cash and due from banks	$7,070	$6,339
Interest-bearing deposits in banks	1,055	1,108
Federal funds sold	17,784	9,588
Securities available for sale, at fair market value	72,808	66,777
Restricted securities, at cost	1,189	1,189
Loans, net of allowance for loan losses of $2,984
and $2,673	209,011	214,862
Premises and equipment, net	7,380	7,544
Accrued interest receivable	1,800	1,860
Other assets	10,341	10,637
Other real esate owned, net	1,448	1,073

Total assets	$329,886	$320,978

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$35,821	$33,999
Interest-bearing	241,368	234,797
Total deposits	$277,189	$268,796
FHLB advances	5,000	5,000
Other borrowings	4,792	5,483
Accrued interest payable	1,125	955
Accrued expenses and other liabilities	1,735	1,754
Total liabilities	$289,841	$281,988

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,364,639 in 2010 and	1,182	1,186
2,371,139 in 2009
Retained earnings	38,726	38,177
Accumulated other comprehensive income (loss)	137	(373)
Total stockholders' equity	$40,045	$38,990

Total liabilities and stockholders' equity	$329,886	$320,978

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$3,461	$3,551	$6,881	$7,008
Investment securities:
Taxable	556	363	1,054	732
Tax-exempt	174	140	334	276
Federal Funds sold	3	4	8	9
Other	6	47	10	104
Total interest and dividend income	$4,200	$4,105	$8,287	$8,129

Interest Expense
Deposits	$1,106	$1,220	$2,237	$2,536
Other borrowings	38	58	75	116
Total interest expense	$1,144	$1,278	$2,312	$2,652

Net interest income	$3,056	$2,827	$5,975	$5,477

Provision for loan losses	150	180	450	225

Net interest income after provision
for loan losses	$2,906	$2,647	$5,525	$5,252

Noninterest Income
Service charges on deposit accounts	$255	$314	$516	$601
Net gain on sales of securities	23	11	27	15
Net gain on sales of loans	16	26	26	48
Impairment - other real estate owned	(15)	-	(15)	-
Net gain on sale of other real estate owned	13	-	13	-
Income from bank owned life insurance	75	71	143	141
ATM fee income	169	140	319	268
Other	68	81	132	167
Total noninterest income	$604	$643	$1,161	$1,240

Noninterest Expense
Salaries and employee benefits	$1,347	$1,316	$2,711	$2,633
Net occupancy expense	142	139	295	286
Equipment expense	129	144	260	288
FDIC deposit insurance	143	87	299	155
Other	636	554	1,200	1,110
Total noninterest expense	$2,397	$2,240	$4,765	$4,472

Income before income taxes	$1,113	$1,050	$1,921	$2,020

Income taxes	297	286	497	546

Net income	$816	$764	$1,424	$1,474
Earnings per share, basic & diluted	$0.34	$0.32	$0.60	$0.62

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2008	$1,196	$37,198	$(2,052)		$36,342
Comprehensive income:
Net Income	-	1,474	-	$1,474	1,474
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	328	328	328
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(10)	(10)	(10)
Other comprehensive income				318
Total comprehensive income	-	-	-	$1,792	-
Shares repurchased	(7)	(159)	-		(166)
Cash dividends declared ($0.34 per share)	-	(809)	-		(809)
Balance at June 30, 2009	$1,189	$37,704	$(1,734)		$37,159

Balance at December 31, 2009	$1,186	$38,177	$(373)		$38,990
Comprehensive Income:
Net income	-	1,424	-	$1,424	1,424
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	528	528	528
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(18)	(18)	(18)
Total other comprehensive income				$510
Total comprehensive income	-	-	-	$1,934	-
Shares repurchased	(4)	(71)	-		(75)
Cash dividends declared ($0.34 per share)	-	(804)	-		(804)
Balance at June 30, 2010	$1,182	$38,726	$137		$40,045

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$1,424	$1,474
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	296	304
Provision for loan losses	450	225
Net (gain) on sales of loans	(26)	(48)
Origination of loans held for sale	(1,845)	(3,520)
Proceeds from sales of loans	1,871	3,568
Net (gain) on sales and calls of securities	(27)	(15)
Net amortization of securities	95	99
Impairment of other real estate owned	15	-
Net (gain) on sale of other real estate owned	(13)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	60	(84)
Decrease (increase) in other assets	34	(259)
Increase in accrued interest payable	170	147
(Decrease) increase in accrued expenses and other liabilities	(18)	380
Net cash provided by operating activities	$2,486	$2,271
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$26,305	12,905
Maturities and prepayments	3,892	4,116
Purchases	(35,524)	(24,247)
Purchase of restricted securities	-	(28)
Net decrease (increase) in loans	4,925	(4,990)
Purchases of land, premises and equipment	(132)	(220)
Proceeds from sale of other real estate owned	99	-
Net cash (used in) investing activities	$(435)	$(12,464)
Cash Flows from Financing Activities
Net increase in deposits	$8,393	$7,175
Net decrease in other borrowings	(691)	(384)
Repurchase of common stock	(75)	(166)
Dividends paid	(804)	(809)
Net cash provided by financing activities	$6,823	$5,816
Net increase (decrease) in cash and cash equivalents	$8,874	$(4,377)
Cash and Cash Equivalents
Beginning of period	17,035	29,928
End of period	$25,909	$25,551
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,142	$2,505
Income Taxes	$804	$530
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$476	$80
Unrealized gains on securities available for sale	$772	$482

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, the Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2010 and 2009, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of June 30, 2010 the Bank employed 114 full-time employees.  The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

Note 2.	Securities

Investment decisions are made by the Management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company.  Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement, balance sheet and liquidity needs.

Securities available for sale are summarized below:
	June 30, 2010
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and
federal agency	$21,329	$159	$-	$21,488
State and municipal	22,456	310	(145)	22,621
Mortgage-backed	27,319	896	(326)	27,889
Corporate	754	56	-	810
Securities available for sale	$71,858	$1,421	$(471)	$72,808

	December 31, 2009
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government
and federal agency	$26,383	$47	$(60)	$26,370
State and municipal	19,012	267	(179)	19,100
Mortgage-backed	20,450	566	(486)	20,530
Corporate	754	23	-	777
Securities available for sale	$66,599	$903	$(725)	$66,777

The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2010 follows.   Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value

Maturing within one year	$1,470	$1,476
Maturing after one year through five years	15,776	16,009
Maturing after five years through ten years	10,921	11,077
Maturing after ten years	16,372	16,357
Mortgage-backed securities	27,319	27,889
Securities available for sale	$71,858	$72,808

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$-	$-
State and municipal	5,275	(71)	2,677	(74)
Mortgage-backed	1,637	(15)	1,456	(311)
Total temporarily
impaired securities	$6,912	$(86)	$4,133	$(385)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$9,461	$(60)	$-	$-
State and municipal	5,226	(54)	2,350	(125)
Mortgage-backed	1,036	(1)	3,022	(485)
Total temporarily
impaired securities	$15,723	$(115)	$5,372	$(610)

The unrealized losses in the investment portfolio as of June 30, 2010 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security.

In the Company’s Form 10-K report for December 31, 2009, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, three of which had credit agency ratings that were below investment grade as of December 31, 2009.  Management’s analysis for the second quarter indicated that one of the two CMOs that was investment grade was downgraded from A1- to B1, which is 4 levels below investment grade.  As of June 30, 2010, all five securities showed a net unrealized loss of 10.5% of the $3.0 million book value, this variance is unchanged as compared to the 10.5% net unrealized loss on the $3.4 million book value at March 31, 2010.  At December 31, 2009, the unrealized loss was 15.3% of the $3.6 million in book value.  The four below investment grade CMO securities continued to show some credit stress as the underlying loans’ delinquencies grew.  Management performs stress testing, quarterly, on all five of the non-agency CMO securities.  The stress test results at December 31, 2009 showed an impairment loss of $60 thousand for two of the CMOs.  The stress test results at March 31, 2010 and June 30, 2010 indicated that there is no need for additional other-than-temporary impairment charges.  The mortgage loans that serve as the underlying collateral for the CMOs are classified as “jumbo mortgages” which had original balances greater than $417,000.  The current economic recession and home value collapse has left these homeowners with limited opportunities to refinance their existing loans.  Similarly, potential buyers of these properties are also having difficulty obtaining mortgage loans over $417,000 since many of the “jumbo mortgage” originators are no longer in business.  From the start of the housing market recession, Federal government programs to assist delinquent homeowners failed to address borrowers with jumbo mortgages.  Without any government assistance or the ability to refinance mortgages, jumbo mortgage borrowers have experienced a high degree of delinquency.  All five CMO securities continue to make monthly payments to the Company.  The Company’s Chief Financial Officer monitors each security for any further impairment and he is reporting the status of each security to the Board of Directors, regularly.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended June 30, 2010 is as follows:

(in thousands)

Credit losses recognized in earnings, beginning of period	$60

Recognition of credit losses for which an OTTI was not
perviously recognized	-

Credit losses recognized in earnings, end of period	$60

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $1.033 million at June 30, 2010.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank does not consider this investment to be other than temporarily impaired at June 30, 2010 and no impairment has been recognized on the Federal Home Loan Bank stock.

Note 3.	Loans

The loan portfolio was composed of the following:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Real estate loans:
Commercial	$65,924	$67,740
Residential 1-4 family	105,612	107,166
Construction	13,445	12,660
Total real estate loans	$184,981	$187,566

Commercial loans	14,517	15,705
Consumer loans	12,497	14,264
Total loans	$211,995	$217,535

Less: allowance for loan losses	2,984	2,673
Loans, net	$209,011	$214,862

Note 4.	Allowance for Loan Losses, Impaired Loans, and Non-accrual Loans

The following is a summary of transactions in the allowance for loan losses:

	Six Months Ended
(Dollars in thousands, except % data)	June 30,
	2010	2009
Balance at the beginning of period	$2,673	$2,167
Provision for loan losses	450	225
Loans charged off	(166)	(115)
Recoveries of loans previously charged off	27	22
Balance at the end of the period	$2,984	$2,299

Ratio of allowance for loan losses to end of period
loans, net of deferred fees	1.41%	1.06%

Ratio of net charge-offs (recoveries) to average
loans net of deferred fees1	0.13%	0.09%
1 Net charge-offs are on an annualized basis.

Impaired loans and non-performing assets summary:

	June 30,	December 31,
(Dollars in thousands, except % data)	2010	2009

Total impaired loans	$5,590	$6,116

Impaired loans with a valuation allowance	$3,498	$4,031
Valuation allowance	(969)	(869)
Impaired loans, net of allowance	$2,529	$3,162

Impaired loans without a valuation allowance	$2,092	$2,085

Average investment in impaired loans	$5,842	$6,167

Interest income recognized on impaired loans	$265	$493

Non-accrual loans excluded from the impairment
disclosure	$1,747	$2,033

Non-performing assets:
Non-accrual loans	$5,232	$5,259
Loans past due 90 days or more and still accruing	687	83
Total non-performing loans	5,919	5,342

Foreclosed property	1,448	1,073

Total non-performing assets	$7,367	$6,415

Ratio of non-performing loans to gross loans, net of
deferred loan fees, at end of period	2.79%	2.46%

Ratio of loans past due 90 days or more and still
accruing to loans, net of deferred loan fees	0.32%	0.04%

Ratio of allowance for loan losses to nonperforming
loans1	50.40%	50.04%

1 The Company defines nonperforming loans as total non-accrual loans and loans 90 days or more past due and still accruing.

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

(Remainder of page left blank, intentionally)

Note 5.	Other Real Estate Owned

An analysis of other real estate owned follows:

	Six Months Ended
(In thousands)	June 30,
	2010	2009

Balance at beginning of period	$1,073	$957
Additions	476	80
Impairments	(15)	-
Disposals	(86)	-
Balance at end of period	$1,448	$1,037

Expenses applicable to other real estate owned include the following:

	Six Months Ended
(In thousands)	June 30,
	2010	2009

Net (gain) on sales of
real estate	$(13)	$-
Impairment	15
Operating expenses, net of
rental income	33	11
	$35	$11

Note 6.	FHLB Advances

At June 30, 2010 and December 31, 2009, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

Note 7.	Other Borrowings

Other borrowings consist of $4.8 million and $5.5 million in short-term borrowings as of June 30, 2010 and December 31, 2009, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,364,942 shares for the three months ended June 30, 2010 and 2,382,050 shares for the three months ended June 30, 2009, 2,366,926 shares for the six months ended June 30, 2010 and 2,385,153 shares for the six months ended June 30 2009.   The Company has no potentially dilutive stock options or stock warrants outstanding.

Note 9.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the six months ended June 30, 2010 were as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009

Service cost	$138	$150
Interest Cost	132	124
Expected return on plan assets	(146)	(112)
Amortization of prior service cost	(48)	(48)
Amortization of net actuarial loss	38	62
Net periodic benefit cost	$114	$176

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At June 30, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$25,909	$25,909	$17,035	$17,035
Securities available for sale	72,808	72,808	66,777	66,777
Loans, net	209,011	210,213	214,862	212,870
Accrued interest receivable	1,800	1,800	1,860	1,860

Financial Liabilities:
Deposits	$277,189	$277,242	$268,796	$265,240
Other borrowings	9,792	9,900	10,483	10,632
Accrued interest payable	1,125	1,125	955	955

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

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available
for sale	$72,808	$0	$72,808	$0

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available
for sale	$66,777	$0	$66,777	$0

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices
(Dollars in thousands)		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans, net of
valuation allowance	$2,529	$0	$0	$2,529

Other real estate owned	$1,448	$0	$110	$1,338

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
(Dollars in thousands)		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans, net of
valuation allowance	$3,162	$0	$696	$2,466

Other real estate owned	$1,073	$0	$0	$1,073

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010.   The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations for the three months and six months ended June 30, 2010 and 2009 are not necessarily indicative of results that may be attained for any future period.

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

The Company’s primary activity is retail and commercial banking through its sole subsidiary - the Bank.  Financial services include commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank. The Bank’s primary trade areas are served by its 11 banking offices located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia.  As of June 30, 2010, the Company and the Bank employed 114 full-time equivalent employees.

The national economic news for the second quarter of 2010 continued to provide mixed signals of whether the economic recession was ending and the country is starting to see an economic rebound.  The key economic signals such as a declining unemployment rate, the stabilization of real estate values, predominately the residential housing market, and consumer and business confidence are not providing any indication that the government’s actions have aided in turning the economy around.  While statistics may be used to support various points of view, we prefer to gauge the pulse of the economy by how it’s impacting our customers.  There are businesses and industries in our markets that continue to show the stress of a poor economy.  Reduced family incomes, as a result of layoffs or reduced hours, are making it more difficult for consumers to remain current on their loan payments.  Future expansion ideas and growth prospects for local businesses remain on hold as business owners focus on managing through these tough economic times.

As of December 31, 2009, the Company reported a $60 thousand impairment charge against two non-agency collateralized mortgage obligation (“CMO”) securities.  Management’s quarterly analysis of all five non-agency CMO securities as of June 30, 2010 indicated that all securities continued to make monthly payments, the unrealized loss as a percentage of book value improved from (15.3%) at December 31, 2009 to (10.5%) at March 31, 2010 and remained at this same level at June 30, 2010.  However, the lack of government assistance programs, new lending sources to permit the refinancing of existing jumbo mortgages and to facilitate the purchase of higher-priced homes, and a prolonged economic recession may increase the likelihood of credit-related losses on these non-agency CMOs in the future.  During the second quarter of 2010, management was informed that one of its non-agency CMO securities was downgraded by Moody’s to below investment grade.  Of the five non-agency CMOs in the investment portfolio, four are currently rated below investment grade.  The Company’s investment policy requires management to perform additional monitoring and reporting to the Board of Directors for securities that fall below investment grade subsequent to purchase.

Loan production in the first two quarters of 2010 was $17.9 million as compared to $34.8 million for the same period in 2009.  Management believes that this economic recession has created two situations that have resulted in a drop in loan demand.  During this quarter, management saw borrowers continuing to deleverage themselves from high debt loads.  The Bank’s lenders, while they are still lending to borrowers, are finding a decrease of qualified borrowers in our market area.  In most cases, applicants find themselves with lower family incomes than in past years due to layoffs or reduced hours.

The Bank’s ratio of non-performing loans to total loans at June 30, 2010 was 2.79%; this is an increase of 33 basis points from the ratio of 2.46% at December 31, 2009.  The total of nonperforming assets as of June 30, 2010 was $7.367 million, an increase of $952 thousand from the total of $6.415 million at December 31, 2009.  The increase was due to foreclosed property holdings rising $375 thousand to $1.448 million at June 30, 2010 from $1.073 million at December 31, 2009 and an increase in loans that were past due 90 days and still accruing to $687 thousand which is a $604 thousand increase from $83 thousand at December 31, 2009.  Offsetting these increases was a $27 thousand decline in non-accrual loans.  The majority of the increase in loans past due 90 days and still accruing was the result of one commercial credit, with a balance of $515 thousand that made a payment effective July 1, 2010. With the exclusion of this credit, the increase in loans past due 90 days and still accruing would be $89 thousand for a total of $172 thousand in loans past due and still accruing at June 30, 2010.  Management is confident of its ongoing assessment of the loan portfolio for additional deterioration.

Impaired loans decreased $526 thousand to $5.590 million at June 30, 2010 from $6.116 million at December 31, 2009.  At June 30, 2010, $3.498 million of the impaired loan total had a valuation allowance of $969 thousand assigned to various loans, this resulted in impaired loans, net of allowance, of $2.529 million and this is down $633 thousand from the impaired loans, net of allowance at December 31, 2009 of $3.162 million.  Management provided $450 thousand to the Allowance for Loan Losses for the first six months of 2010, as compared to $225 thousand for the first six months of 2009.  The Allowance of Loan Losses as a percentage of total loans was 1.41% at June 30, 2010 as compared to 1.23% at December 31, 2009.  Management provides more detailed discussion on loan quality and the provision for loan losses later in this report, in the Financial Condition and Results of Operations section.

Deposit growth during the first six months was at an annualized rate of 6.25%, growing $8.4 million to $277.2 million at June 30, 2010 from $268.8 million at December 31, 2009; and this 2010 growth rate is up from 5.90% that was reported through March 31, 2010.  The growth in deposits is a trend that continues from 2009 when deposit account balances increased 7.9% or $19.7 million from December 31, 2008 to December 31, 2009.  Balance increases during 2010 have been seen mostly in low-cost deposit account products.  The Bank participates in the Transaction Account Guarantee (TAG) Program which provides for full deposit insurance coverage on non-interest bearing transaction accounts and NOW accounts that pay an interest rate of 0.50% (as of July 1, 2010 it was reduced to 0.25%); regardless of the balance in the account. The FDIC extended the TAG Program until December 31, 2010.  In other deposit insurance-related changes, the recent federal law, “Restoring American Financial Stability Act of 2010” is permanently placing the maximum deposit insurance coverage for each depositor at $250,000.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $329.9 million at June 30, 2010 compared to $321.0 million at December 31, 2009, representing an increase of $8.9 million or 2.77%.

Total net loans at June 30, 2010 were $209.0 million, a decrease of $5.9 million from the December 31, 2009 amount of $214.9 million.  For the six months ended June 30, 2010, $17.9 million in loans were originated, a 48.5% decline as compared to $34.8 million for the six months ended June 30, 2009.  The decline in loan origination activity in the first six months of 2010 was anticipated given the economic recession.  Businesses and consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment.  Also, the pool of qualified borrowers, in our markets, has diminished as a result of layoffs, declining collateral values, and businesses showing a growing inability to adequately cash flow their business activity and additional debt.

Gross loan balances at June 30, 2010 as compared to December 31, 2009 indicated that during the first six months of 2010 loans declined in all areas with the exception of agricultural loans, construction and land development loans. Real estate secured loans totaled $184.5 million or 87.0% of the loan portfolio at June 30, 2010 as compared to $187.0 million and 86.0% of the loan portfolio at December 31, 2009.  The non-real estate segments of the loan portfolio include agricultural, tax-exempt municipal, commercial and consumer loans.  At June 30, 2010 the totals for each segment was $436 thousand, $425 thousand and $14.0 million and $12.6 million, respectively.

Management is maintaining loan pricing and underwriting standards during these difficult economic times.  Refusing to relax these standards is critical for maintaining loan quality and may result in a slower growth rate of the loan portfolio.  As a well-capitalized community bank, it is Management’s goal to continue to be a source of credit for commercial businesses, farmers, and consumers during any economic environment.  Gross loans as a percent of total assets were 64.3% at June 30, 2010, as compared to 67.8% at December 31, 2009.  Management and the Board of Directors prefer to maintain credit underwriting standards at the risk of experiencing a drop in new loan production.

Investment securities increased to $72.8 million at June 30, 2010, or 22.1% of total assets, which is an increase of $6.0 million from $66.8 million at December 31, 2009.   The increase in the investment portfolio from year-end can be attributed to the decline in the loan portfolio and a rise in deposit account balances.  At June 30, 2010 the investment portfolio had an unrealized gain of $627 thousand net of Federal income taxes, which is an increase of $510 thousand when compared to an unrealized gain of $117 thousand, net of Federal income taxes, at December 31, 2009.  Management’s current strategy for the investment portfolio is to focus investment purchases so that investment maturities will be laddered over a period of time when interest rates are rising.  When this strategy was set into place approximately 18 months ago, economic forecasts indicated that rates would rise in mid-2010.  However, interest rates are not expected to go higher this year, according to revised forecasts, and our investments are being called, as expected.  During the second quarter of 2010, the Bank’s investment portfolio had $22.3 million in securities that were called; or approximately 27% of the consolidated investment portfolio’s average balance for the second quarter.  It has taken more time to re-invest these funds simply due to the limited quantity, quality and duration of securities generally available and preferred by Management for the Company and Bank investment portfolios.  Management’s strategy was revised to accomplish the re-investment of the called securities without taking on excessive duration; while maintaining a widely diverse, high quality investment portfolio.  While the strategy is being successfully implemented, the yield of the recently purchased securities is often lower than the yield of the securities that were called.  The expectations are that the yield on the investment portfolio may decline in the near-term but management does not expect any significant decline in the overall portfolio yield.  The investment securities of both the Company and the Bank at June 30, 2010 were held as “available for sale”.

Restricted securities totaled $1.2 million at June 30, 2010 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and Community Bankers’ Bank.  These securities are required of member banks.

Interest bearing deposits in other banks decreased by $53 thousand at June 30, 2010 to $1.055 million as compared to $1.108 at December 31, 2009.  Federal funds sold increased $8.2 million to $17.8 million at June 30, 2010 from $9.6 million at December 31, 2009.  The higher level of federal funds sold at June 30, 2010 was principally due to the inability to reinvest all of the $16 million in called securities that occurred in the month of June.  Management completed the reinvestment of these funds during July 2010.  The Company’s liquidity on hand at June 30, 2010 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $25.9 million or 7.9% of total assets which is $8.9 million higher than $17.0 million or 5.3% of total assets at December 31, 2009.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2010 was $2.984 million compared to $2.673 million at December 31, 2009.  The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.41% at June 30, 2010 from 1.23% at December 31, 2009.  The Company charged off $166 thousand in loans, recovered $27 thousand from previous write-offs, and provided an additional $450 thousand to the allowance during the six months ended June 30, 2010.

Management’s methodology for estimating the appropriate level of the allowance for loan losses is based upon bank regulatory guidance and generally accepted accounting principles for maintaining adequate reserves against loan losses. Periodically, management does classify certain loans and provides specific reserves for these loans when it is determined that negative conditions affecting the customer have occurred and will expose the Bank to a potential loss on a given loan(s).  The Company had $5.232 million in non-accruing loans at June 30, 2010, or 2.47% of gross loans compared to $5.259 million at December 31, 2009, or 2.46% of gross loans, a net decrease of $27 thousand.  Management continues to work aggressively with debtors to resolve delinquencies and mitigate potential repossession or foreclosure of collateral.

Management’s calculation of the allowance for loan losses consists of three main segments, 1- estimating future loan losses by loan category using the Bank’s historical average net losses for each category, 2- the impact of various environmental factors such as the decline in real estate value, unemployment, the volume of past due loans, etc., and 3- the determination of criticized loans, where classified/impaired loans are individually evaluated for probable loss based upon what the Bank could recover from liquidating collateral and from individual guarantors on the loan.  Loans classified as loss, doubtful or substandard are adequately reserved for at the report date and are not expected to have a material impact beyond what has been reserved.  Specific reserves for impaired loans will be adjusted should material changes occur to a loan’s collateral value or if there is any further deterioration of the credit.  Management is closely monitoring any potential indication of credit deterioration, beyond the classified loans currently reported.

The allowance for loan losses increased from 1.23% of gross loans at December 31, 2009 to 1.41% of gross loans at June 30, 2010.  The increase is primarily the result of providing $450 thousand in additional provision during the first six months of 2010. The first six months provision for loan losses of $450 thousand is a $225 thousand increase in provision as compared to the 2009 first six months provision of $225 thousand.  There was a higher level of loan delinquencies during the first half of 2010 as compared to the first half of 2009, which subsequently resulted in a higher level of provision for the six months ended June 30, 2010.  In evaluating the adequacy of the allowance for loan losses, the criticized loans component is the one component, out of a total of three components, that generally fluctuates most in quarter-to-quarter comparisons.  These fluctuations can occur in the total balance of criticized loans and/or in the amount of allowance that is specifically reserved for individual loans.  The amount of criticized loans at December 31, 2009 was $12.9 million.  This category increased $600 thousand to $13.5 million at June 30, 2010.  Management is focused on ensuring that the allowance for loan losses reflects the risks posed as a result of the prolonged economic recession.  Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2010.

Management reviews external economic factors quarterly and reports changes to these factors, which are a major component of the allowance calculation.  Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves.  These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits.  For a more detailed discussion of Management’s analysis of the allowance for loan losses, please see the “Allowance for Loan Losses” discussion above under the section heading of “Critical Accounting Policies” and the discussion “Provision for Loan Losses” found later in this report.

Deposits

Total deposits of $277.2 million at June 30, 2010 represented an increase of $8.4 million from $268.8 million at December 31, 2009.  Total certificates of deposit at June 30, 2010 were $132.2 million, down $103 thousand from $132.3 million at December 31, 2009.  Certificates of deposit are higher costing funds as compared to checking, savings or money market accounts. CDs represented 47.7% of total deposit balances at June 30, 2010 as compared to 49.2% of total deposit balances at December 31, 2009.  The Bank continued to see strong deposit growth in low-cost deposit products such as interest and non-interest checking, money market and savings accounts.  Deposit growth in the six months ended June 30, 2010 rose at an annual rate of 6.25% which is slightly lower than the rate of 7.90% for all of 2009.

Non-interest bearing deposits totaled $35.8 million at June 30, 2010, which is a 5.3% increase from $34.0 million at December 31, 2009.  Interest-bearing deposits accounted for 87.1% of total deposits at June 30, 2010 which is a 0.4% increase from 86.7% at December 31, 2009.  Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling interest rates on the Bank’s net interest margin.  Management’s goals continue to include growing low-cost deposit account balances, which is another strategy that has assisted in managing the overall interest cost of deposit accounts.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At June 30, 2010 the Company had total borrowings of $9.8 million that consisted of $4.8 million in overnight repurchase agreements and outstanding advances with the FHLB of $5.0 million.  This is compared to $10.5 million in borrowings at December 31, 2009.

Stockholders’ Equity

Stockholders’ equity was $40.0 million at June 30, 2010 compared to $38.9 million at December 31, 2009.  The book value per common share was $16.93 at June 30, 2010 compared to $16.44 at December 31, 2009.  On April 15, 2010, shareholders were paid a quarterly dividend of $0.17 per share or $402 thousand.  On June 24, 2010, the Board of Directors approved another cash dividend of $0.17 per share, or $402 thousand, payable to shareholders on July 16, 2010.  Total average outstanding shares for the first six months of 2010 were 2,366,926 shares as compared to the average outstanding shares of 2,380,366 shares for the year ended December 31, 2009.

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

The Board reauthorized the stock repurchase plan on May 27, 2010, effective June 1, 2010 until November 30, 2010.  At this meeting, the Board agreed to amend the terms of the Agreement with Scott & Stringfellow by the following: the first is that the term of the Agreement is increased from a 3-month term to a 6-month term and the second change was necessary as a result of the longer term; now up to 40,000 shares can be purchased during the new 6-month term, instead of 20,000 during the former 3-month term.  The plan is renewable every six months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the November 18, 2010 Board of Directors meeting.  The plan has been continuously renewed since its inception in September 2007.

The change in Accumulated Other Comprehensive Income at June 30, 2010 versus December 31, 2009 was a result of the change in unrealized gains on available for sale securities.  At June 30, 2010, the Company had an unrealized gain on available for sale securities of $627 thousand, net of income taxes, an increase of $510 thousand from the unrealized gain of $117 thousand, net of income taxes, at December 31, 2009.  At June 30, 2010 and December 31, 2009, Accumulated Other Comprehensive Income included $490 thousand in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed only as of each December 31.

Net Income

For the six months ended June 30, 2010 the Company reported net income of $1.424 million as compared to $1.474 million for the same period in 2009 which is a decrease of $50 thousand.  Income per basic and diluted share was $0.60 for the six months ended June 30, 2010 as compared to $.62 per basic and diluted share for the period ended June 30, 2009.

The Company had an annualized return on average assets of .88% and an annualized return on average equity of 7.23% for the six months ended June 30, 2010, as compared to an annualized return on average assets and average equity of .97% and 7.97%, respectively, for the same period in 2009.

For the three months ended June 30, 2010 the Company reported net income of $816 thousand as compared to $764 thousand for the same period in 2009, which is an increase of $51 thousand.   Income per basic and diluted share was $0.34 for the three months ended June 30, 2010 as compared to $0.32 per basic and diluted share for the period ended June 30, 2009.

The year-to-year decrease in net income of $50 thousand is attributable to the following unfavorable factors:

•	An increase in the provision for loan losses of $225 thousand.
•	A decrease in noninterest income of $79 thousand.
•	An increase of $144 thousand in deposit insurance expense.

These factors were partially offset by favorable results in:

•	An increase of $498 thousand in net interest income.
•	A decrease in the effective income tax rate of 27.01% at June 30, 2009 to an effective income tax rate of 25.84% at June 30, 2010.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  The cost of funds represents interest expense on deposits and other borrowings.  Non-interest bearing deposit accounts and capital are other components representing funding sources.  Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.  The following narrative discussion is to complement the Average Balances, Interest Yields and Rates, and Net Interest Margin table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category reflected in the table that is adjusted for tax-exempt security income.  The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $1.388 million, for the period ended June 30, 2010, has been adjusted to $1.563 million in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended June 30, 2010 net interest income (on a tax-equivalent basis) was $3.145 million as compared to $2.892 million for the three months ended June 30, 2009, an increase of $253 thousand or 8.75%.  Interest income (on a tax-equivalent basis) increased $119 thousand for the second quarter of 2010 as compared to the year-earlier period.  Interest income was primarily affected by investment income (on a tax-equivalent basis) increasing $252 thousand in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009; largely as a result of the higher level of investments in the second quarter of 2010 as compared to the second quarter of 2009.  Negatively affecting interest income was loan income and income from deposits held at other depositories.  Loan income declined $90 thousand in the year-to-year period due to increases in non-accrual loans, lower average outstanding balances, and lower rates seen for new loans and loans that are repricing to lower rates.  Interest income for deposits at other banks declined $42 thousand for the quarter ended June 30, 2010 as compared to the same period a year ago, primarily as a result of lower earning rates and a shift of overnight cash balances into investment securities.

A small portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2010 net interest income (on a tax-equivalent basis) was $6.148 million as compared to $5.613 million for the six months ended June 30, 2009, an increase of $535 thousand or 9.53%.   The average loan balances for the six months ended June 30, 2010 were $214.5 million or $2.2 million lower than the six months ended June 30, 2009, when average loan balances were $216.7 million.   Loan yields for the first six months of 2010 were 6.47% or 5 basis points lower than yields of 6.52% for the comparable period in 2009.

The average investment securities balance for the first six months of 2010 was $78.0 million or $29.6 million higher than the average of $48.4 for the first six months of 2009.  The investment portfolio’s average balance increase of $29.6 million was the result of the inflow of funds into deposit accounts and fully investing federal fund balances that existed at December 31, 2009.  The tax equivalent yield for the investment securities for the first six months of 2010 was 4.01% or 62 basis points lower than the first six months of 2009.

The tax-equivalent yield on earning assets for the three months ended June 30, 2010 was 5.68%, a decrease of 19 basis points from the yield of 5.87% reported in the comparable period of 2009.   The tax equivalent yield on earning assets for the six months ended June 30, 2010 was 5.69%, a decrease of 22 basis points from the yield of 5.91% for the six months ended June 30 2009.   The decrease in the earning assets yield for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 is primarily the result of the reduction of short-term interest rates and its impact on new and the re-pricing loans and investment securities to lower yields.

For the three months ended June 30, 2010 the average balance for interest bearing liabilities was $251.9 million or $17.6 million greater than the $234.3 million for the three months ended June 30, 2009.  The cost of interest bearing liabilities for the second quarter of 2010 was 1.82%, a decrease of 37 basis points from the 2.19% cost for the second quarter of 2009.

Average interest bearing liabilities for the six months ended June 30, 2010 were $249.4 million or $17.2 million more than the $232.2 million for the first six months of 2009.   The cost of interest bearing liabilities for the six months ended June 30, 2010 was 1.87% as compared to 2.30%, a decrease of 43 basis points.  The increase in interest bearing deposits is attributable to customers seeking a safe refuge for funds that are being withdrawn from mutual and stock funds as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage.  While moving funds to banks, customers are hesitant to purchase certificates of deposits and opting for shorter, better paying alternatives such as money market deposit accounts.  Management is aware of the liquidity risk that this customer behavior presents for the Bank and plans have been developed to manage such risk if it should present itself in the future.

Average non-interest deposit balances for the three months ended June 30, 2010 were $34.1 million or $1.0 million less than the $35.1 million for the same period of 2009.  For the six months ended June 30, 2010 average non-interest deposit balances were $33.7 million, a decrease of $795 thousand from $34.5 million at June 30, 2009.   While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their cash balances to cover everyday living expenses.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended June 30, 2010 was 4.10% which is 14 basis points higher than the net interest margin for the quarter ended June 30, 2009 of 3.96%.  The net interest margin increased by 12 basis points to 4.13% for the six months ended June 30, 2010 as compared to 4.01% for the same period in 2009.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$1,078	$10	1.48%	$8,258	$103	2.49%
Loans (1)	214,489	6,881	6.47%	216,739	7,008	6.52%
Investment securities available for sale (2)	78,024	1,563	4.01%	48,454	1,145	4.73%
Federal funds sold	6,397	8	0.25%	8,747	9	0.21%
Total interest earning assets	$299,988	$8,462	5.69%	$282,198	$8,265	5.91%

Total average non-earning assets	28,291			27,387
Less: allowance for credit losses	2,854			2,194
Net average non-earning assets	25,437			25,193
TOTAL AVERAGE ASSETS	$325,425			$307,391

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$38,494	$33	0.17%	$35,632	$30	0.17%
Savings	68,742	326	0.96%	37,567	160	0.86%
Time deposits	131,937	1,878	2.87%	143,212	2,346	3.30%
Other borrowings	10,248	75	1.48%	15,812	116	1.48%
Total interest bearing liabilities	$249,421	$2,312	1.87%	$232,223	$2,652	2.30%

Noninterest bearing liabilities:
Noininterest bearing demand	33,716			34,511
Other liabilities	2,597			3,367
Total noninterest bearing liabilities	36,313			37,878

Stockholders' equity	39,691			37,290
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$325,425			$307,391

Net interest income		$6,150			$5,613
Net interest spread			3.82%			3.61%
Net interest margin			4.13%			4.01%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

For the three months ended June 30, 2010, the Bank provided $150 thousand to the Allowance for Loan Losses.  This was $30 thousand less than the $180 thousand provided during the three months ended June 30, 2009.  Management’s pace at providing additional reserves has always coincided with the deterioration of asset quality, especially as loan delinquencies increased in the second half of 2009.  The amounts previously recorded, especially in the second half of 2009 and in the first quarter of 2010 addressed the problem loans during those time periods.  The Bank recorded a provision for the six months ended June 30, 2010 of $450 thousand or $225 thousand more than the $225 thousand reported for the first six months of 2009.  Management’s evaluation of current criticized loans and the uncertainty over deteriorating collateral values and additional problem credits were the main reasons why the provision amount for the six months ended June 30, 2010 was higher than the year-ago period.  Nonaccrual loans decreased in the first six months however, they remained the same percentage of total loans.  At June 30, 2010 they totaled $5.232 million or $27 thousand lower than the $5.259 million at December 31, 2009.  The duration of this recession is impacting commercial customers that rely on a steady flow of commerce, particularly in the real estate and timber industries, to produce the cash flow needed in repaying their loans and for working capital purposes.  Management is diligent in identifying problem credits as they arise and begins to work with borrowers with the intent of mitigating credit losses, collection and legal costs.  Management analyzes the Bank’s collateral position and probable future loss on any loan and provides specific reserves for those loans (as needed), prior to those loans actually becoming nonperforming loans.  Therefore, when a loan becomes nonperforming, it is likely to already have an allowance provided for it without the need for additional provision during the same quarter when the loan moves to nonperforming status.

Nonperforming loans are constantly under review for further deterioration of the customer’s credit or collateral position and management would provide additional provision as it is needed in future quarters.  (Also see the discussion on criticized loans, earlier in this report, under the Allowance for Loan Losses.  This discussion examines how the level of criticized loans and specific reserves on those loans affected the provision for loan losses in the six months of 2010.)

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, other real estate owned (“OREO”) and loans held for sale, and ATM fees.  Noninterest Income for the three months ended June 30, 2010 decreased 6.1% to $604 thousand from $643 thousand at June 30, 2009. For the six months ended June 30, 2010, noninterest income decreased 6.4% to $1.161 million compared to $1.240 million, or $79 thousand less than the same period in 2009.  Revenue from the net gain on sale of securities, the net gain on sale of OREO and losses incurred from the impairment of OREO, is considered as non-recurring revenue, therefore noninterest income, excluding these items was $1.136 million for the six months ended June 30, 2010 and $1.225 million for the same period in 2009; or a decrease of $89 thousand.  Below is a representation of the changes to the significant components of noninterest income.

	Three months ended			Six months ended
(Dollars in thousands)	June 30,	June 30,	%	June 30,	June 30,	%
	2010	2009	Change	2010	2009	Change

Noninterest Income
Service charges on deposit accounts	$255	$314	-18.8%	$516	$601	-14.1%
Net gain on sales of loans	16	26	-38.5%	26	48	-45.8%
Net gain on sale of securities	23	11	109.1%	27	15	80.0%
Impairment - other real estate owned	(15)	-	-100.0%	(15)	-	-100.0%
Net gain on sale of other real estate owned	13	-	100.0%	13	-	100.0%
Income from bank owned life ins.	75	71	5.6%	143	141	1.4%
ATM fee income	169	141	19.9%	319	268	19.0%
Other income	68	80	-15.0%	132	167	-21.0%
Total noninterest income	$604	$643	-6.1%	$1,161	$1,240	-6.4%

•
Service charges on deposit accounts decreased $59 thousand for the three months ended June 30, 2010 to $255 thousand from $314 at June 30, 2009 and decreased 14.1% or $85 thousand for the six months ended June 30, 2010 compared to the same period in 2009 chiefly due to the Bank’s revised policies regarding overdraft accounts and the continuing popularity of “totally free” checking products.  The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date.  Management expects that the new Federal regulations regarding checking account overdraft fees, going into effect this summer, will negatively impact deposit account fees.  Early indications from management’s efforts to get customers to “opt-in” and agree to pay for account overdrafts are encouraging; a greater than anticipated number of customers are “opting in” to be covered from overdrafts.  Management is also exploring other deposit account changes in response to the effects of the new Federal regulations.

•
Net gain on sales of loans decreased $10 thousand for the three months ended June 30, 2010 to $16 thousand from $26 thousand at June 30, 2009 and decreased 45.8% or $22 thousand for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of fewer secondary market loans being sold in 2010 over 2009 and narrower margins, due to the interest rate environment, for this same period.

•
Net gain on sale of securities increased $12 thousand for the three months ended June 30, 2010 to $23 thousand from $11 thousand at June 30, 2009 and increased 80.0% to $27 thousand for the six months ended June 30, 2010 compared to $15 thousand the same period in 2009.  The investment portfolios of the Company and the Bank are realizing gains in 2010 not from actual sales of securities but as a result of securities being called by issuers at par and therefore resulting in securities gains.

•
ATM fee income increased $28 thousand for the three months ended June 30, 2010 to $169 thousand from $141 thousand at June 30, 2009 and increased 19.0% to $319 thousand for the six months ended June 30, 2010 compared to $268 thousand for the same period in 2009 as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs.

•
Other income decreased $12 thousand for the three months ended June 30, 2010 to $68 thousand from $80 thousand at June 30, 2009 and decreased $35 thousand or 21.0% for the six months ended June 30, 2010 compared to the same period a year ago.  The majority of the change was a result of the Bank receiving a one-time rebate of $20,000 in the first quarter of 2009.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs.  Noninterest expense increased 7.0% for the quarter ended June 30, 2010 to $2.397 million from $2.240 million at June 30 2009.   For the six months ended June 30, 2010, noninterest expenses increased $293 thousand to $4.765 million as compared to $4.472 million for the comparable period in 2009, or an increase of 6.6%.

Management’s strategy is to maintain strict controls over non-interest expenses, and where possible, these efforts are being realized with only moderate increases being seen in noninterest expenses over the previous year.  FDIC insurance and costs associated with loan collection efforts and OREO properties are areas where higher-than-normal increases have occurred.  The following table outlines the changes in significant components:

	Three months ended			Six months ended
(Dollars in thousands)	June 30,	June 30,	%	June 30,	June 30,	%
	2010	2009	Change	2010	2009	Change
Noninterest Expense
Salaries and employee benefits	$1,347	$1,316	2.4%	$2,711	$2,633	3.0%
Net occupancy expense	142	139	2.2%	295	286	3.1%
Equipment expense	129	144	-10.4%	260	288	-9.7%
FDIC Insurance	143	87	64.4%	299	155	92.9%
Data Processing	81	78	3.8%	156	158	-1.3%
Other operating expense	555	476	16.6%	1,044	952	9.7%
Total noninterest expense	$2,397	$2,240	7.0%	$4,765	$4,472	6.6%

•
Salaries and employee benefits increased $31 thousand for the three months ended June 30, 2010 to $1.347 million from $1.316 million at June 30, 2009 and 3.0% or $78 thousand for the first six months of 2010 primarily due to increases related to cost of living salary adjustments and a decline in loan origination cost deferrals since there were fewer new loans being closed during 2010.

•
Net occupancy expense increased $3 thousand for the three months ended June 30, 2009 to $142 thousand from $139 thousand at June 30, 2009 and 3.1% or $9 thousand for the year-to-date primarily as a result of slightly higher utilities costs associated with warmer-than-normal summer and cooler winter temperatures as well as costs associated with clearing bank properties of higher amounts of snowfall during the first quarter of 2010 than the year-earlier period.

•
Equipment expense decreased $15 thousand for the three months ended June 30, 2010 to $129 thousand from $144 thousand at June 30, 2009 and $28 thousand for the year-to-date primarily as a result of equipment replacement which reduced or eliminated the need for service contracts and lower equipment depreciation expense as equipment becomes fully depreciated.

•
FDIC deposit insurance increased $56 thousand for the three months ended June 30, 2010 to $143 thousand from $87 thousand at June 30, 2009 and $144 for the year-to-date primarily as a result of higher insurance premiums both for regular quarterly premiums and the TAGP premium.

•
Data processing expense increased $3 thousand for the three months ended June 30, 2010 to $81 thousand from $78 thousand at June 30, 2009 and decreased $2 thousand for the year-to-date as a result of renegotiated contracts with the Bank’s core processing vendor and the network communications contract.  Costs are expected to be slightly higher for the remainder of 2010 as additional services were added in the first half of 2010.

•
Other operating expense increased $79 thousand for the three months ended June 30, 2010 to $555 thousand from $476 thousand at June 30, 2009 and $92 thousand for the year-to-date.  Costs related to the ATM network, collection-related expenses, OREO-associated costs and the Commonwealth’s Franchise Tax were primarily responsible for other operating expenses being higher than last year.

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

Federal funds lines of credit are maintained with four correspondent banks.  As of June 30, 2010 the Bank has the following lines of credit available.

CenterState Bank	$6,000,000
Community Bankers Bank	11,400,000
Federal Home Loan Bank of Atlanta	39,847,643
Federal Reserve Bank of Richmond	4,490,449
First Tennessee Bank NA	10,000,000
SunTrust Bank	8,000,000
Total Off-Balance Sheet Borrowing Lines	$79,738,092

The Company had $5.0 million in FHLB Advances and $4.8 million in other borrowings at June 30, 2010, which represents a $691 thousand decrease from a combined $10.5 million at December 31, 2009.  At June 30, 2010, the FHLB Advance totaled $5.0 million and is unchanged from year-end.

Other borrowings consisted of $4.8 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product at June 30, 2010; at December 31, 2009 the balance of this product was $5.5 million.  The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at June 30, 2010 and December 31, 2009 was $40.0 million and $39.0 million, respectively.  Total number of common shares outstanding was 2,364,639 shares at June 30, 2010 and 2,371,139 shares at December 31, 2009.  The decrease of 6,500 shares represents the number of shares repurchased by the Company during the first six months of 2010 under the stock repurchase plan that the Board of Directors initiated in September 2007 and reauthorized on May 27, 2010.  Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2 Other Information, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At June 30, 2010 the Company’s Tier 1 and total risk-based capital ratios were 20.0% and 21.3%, respectively, compared to 19.5% and 20.8% at December 31, 2009.  The Company’s leverage ratio was 12.2% at June 30, 2010 compared to 12.3% at December 31, 2009.  The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on May 27, 2010.   The renewed plan period was effective June 1, 2010 and expires November 30, 2010.  Purchases under the plan are limited to an individual six-month total of 40,000 shares and the maximum per share price to be paid is $16.00.  The stock repurchase plan was originally announced on August 20, 2007.

The Board of Directors reviews the results of the repurchase plan monthly.  The continuation of the repurchase plan is evaluated by the Directors prior to the reauthorization of the repurchase plan for an additional 6-month period.  The Company will consider whether or not it will repurchase additional shares based upon a number of factors including market conditions, the Company’s performance, and other strategic planning considerations.

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
April 1 to
April 30, 2010	0	$-	0	19,500
May 1 to
May 31, 2010	600	13.25	600	18,900
June 1 to
June 30, 2010	0	-	0	40,000
Total	600	$13.25	600	40,000

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: August 13, 2010	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: August 13, 2010	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350