Form 10-Q
period 2010-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2010-11-22
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,358,509 shares of Common Stock as of November 12, 2010.

FORM 10-Q
For the Period Ended September 30, 2010

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)

Cash and due from banks	$5,926	$6,339
Interest-bearing deposits in banks	1,110	1,108
Federal funds sold	7,941	9,588
Securities available for sale, at fair market value	85,607	66,777
Restricted securities, at cost	1,115	1,189
Loans, net of allowance for loan losses of $3,071
and $2,673	207,841	214,862
Premises and equipment, net	7,241	7,544
Accrued interest receivable	1,905	1,860
Other assets	9,953	10,637
Other real esate owned, net of valuation allowance
of $75 and $0	1,923	1,073

Total assets	$330,562	$320,978

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$34,652	$33,999
Interest-bearing	241,818	234,797
Total deposits	$276,470	$268,796
FHLB advances	5,000	5,000
Other borrowings	5,298	5,483
Accrued interest payable	908	955
Accrued expenses and other liabilities	1,748	1,754
Total liabilities	$289,424	$281,988

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,363,839 in 2010 and	1,182	1,186
2,371,139 in 2009
Retained earnings	39,076	38,177
Accumulated other comprehensive income (loss)	880	(373)
Total stockholders' equity	$41,138	$38,990

Total liabilities and stockholders' equity	$330,562	$320,978
 See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$3,439	$3,520	$10,320	$10,528
Investment securities:
Taxable	459	407	1,513	1,139
Tax-exempt	233	143	567	419
Federal Funds sold	6	8	14	16
Other	6	46	16	150
Total interest and dividend income	$4,143	$4,124	$12,430	$12,252

Interest Expense
Deposits	$1,089	$1,221	$3,326	$3,757
Other borrowings	38	60	113	175
Total interest expense	$1,127	$1,281	$3,439	$3,932

Net interest income	$3,016	$2,843	$8,991	$8,320

Provision for loan losses	150	200	600	425

Net interest income after provision
for loan losses	$2,866	$2,643	$8,391	$7,895

Noninterest Income
Service charges on deposit accounts	$258	$309	$774	$910
Net gain on sales of securities	3	-	30	15
Net gain on sales of loans	23	10	49	58
Impairment - other real estate owned	(60)	-	(75)	-
Net gain on sale of other real estate owned	-	-	13	-
Income from bank owned life insurance	74	70	217	211
ATM fee income	165	141	484	409
Other	67	99	199	266
Total noninterest income	$530	$629	$1,691	$1,869

Noninterest Expense
Salaries and employee benefits	$1,372	$1,282	$4,083	$3,915
Net occupancy expense	158	143	453	429
Equipment expense	142	143	402	431
FDIC deposit insurance	104	87	403	242
Other	626	576	1,826	1,685
Total noninterest expense	$2,402	$2,231	$7,167	$6,702

Income before income taxes	$994	$1,041	$2,915	$3,062

Income taxes	232	284	729	830

Net income	$762	$757	$2,186	$2,232
Earnings per share, basic & diluted	$0.32	$0.32	$0.92	$0.94

  See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2008	$1,196	$37,198	$(2,052)		$36,342
Comprehensive income:
Net Income	-	2,232	-	$2,232	2,232
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	1,098	1,098	1,098
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(10)	(10)	(10)
Other comprehensive income				1,088
Total comprehensive income	-	-	-	$3,320	-
Shares repurchased	(7)	(164)	-		(171)
Cash dividends declared ($0.51 per share)	-	(1,213)	-		(1,213)
Balance at September 30, 2009	$1,189	$38,053	$(964)		$38,278

Balance at December 31, 2009	$1,186	$38,177	$(373)		$38,990
Comprehensive Income:
Net income	-	2,186	-	$2,186	2,186
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	1,274	1,274	1,274
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(20)	(20)	(20)
Total other comprehensive income				$1,254
Total comprehensive income	-	-	-	$3,440	-
Shares repurchased	(4)	(81)	-		(85)
Cash dividends declared ($0.51 per share)	-	(1,206)	-		(1,206)
Balance at September 30, 2010	$1,182	$39,076	$881		$41,138

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$2,186	$2,232
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	444	458
Provision for loan losses	600	425
Net (gain) on sales of loans	(49)	(58)
Origination of loans held for sale	(3,182)	(4,359)
Proceeds from sales of loans	3,231	4,417
Net (gain) on sales and calls of securities	(30)	(15)
Net amortization of securities	184	150
Impairment of other real estate owned	75	-
Net (gain) on sale of other real estate owned	(13)	-
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(45)	(60)
Decrease (increase) in other assets	38	(354)
(Decrease) in accrued interest payable	(47)	(179)
(Decrease) increase in accrued expenses and other liabilities	(6)	268
Net cash provided by operating activities	$3,386	$2,925
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$38,755	16,405
Maturities and prepayments	7,090	7,014
Purchases	(62,929)	(39,482)
Sale (purchase) of restricted securities	74	(28)
Net decrease (increase) in loans	5,288	(4,311)
Purchases of land, premises and equipment	(141)	(323)
Proceeds from sale of other real estate owned	221	-
Net cash (used in) investing activities	$(11,642)	$(20,725)
Cash Flows from Financing Activities
Net increase in deposits	$7,674	$9,763
Net (decrease) increase in other borrowings	(185)	121
Repurchase of common stock	(85)	(171)
Dividends paid	(1,206)	(1,213)
Net cash provided by financing activities	$6,198	$8,500
Net (decrease) in cash and cash equivalents	$(2,058)	$(9,300)
Cash and Cash Equivalents
Beginning of period	17,035	29,928
End of period	$14,977	$20,628
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,486	$4,111
Income Taxes	$1,204	$960
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$1,133	$460
Unrealized gains on securities available for sale	$1,900	$1,649

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.	General

The Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2010 and 2009, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of September 30, 2010 the Bank employed 113 full-time employees.  The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

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

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and	(Dollars in thousands)
federal agency	$23,276	$176	$(2)	$23,450
State and municipal	28,173	1,001	(58)	29,116
Agency mortgage-backed	28,488	1,045	-	29,533
Non-agency mortgage-backed	2,838	36	(204)	2,670
Corporate	754	84	-	838
Securities available for sale	$83,529	$2,342	$(264)	$85,607

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government	(Dollars in thousands)
and federal agency	$26,383	$47	$(60)	$26,370
State and municipal	19,012	267	(179)	19,100
Agency mortgage-backed	16,883	566	(1)	17,448
Non-agency mortgage-backed	3,567	-	(485)	3,082
Corporate	754	23	-	777
Securities available for sale	$66,599	$903	$(725)	$66,777

The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2010 follows.   Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Maturing within one year	$1,085	$1,089
Maturing after one year through five years	12,596	12,807
Maturing after five years through ten years	14,112	14,366
Maturing after ten years	24,410	25,141
Agency mortgage-backed securities	28,488	29,534
Non-agency mortgage-backed securities	2,838	2,670
Securities available for sale	$83,529	$85,607

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$2,001	$(2)
State and municipal	367	(8)	2,690	(50)
Agency mortgage-backed	-	-	-	-
Non-agency mortgage-backed	1,456	(204)	-	-
Total temporarily
impaired securities	$1,823	$(212)	$4,691	$(52)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$9,461	$(60)	$-	$-
State and municipal	5,226	(54)	2,350	(125)
Agency mortgage-backed	1,036	(1)	-	-
Non-agency mortgage-backed	-	-	3,022	(485)
Total temporarily
impaired securities	$15,723	$(115)	$5,372	$(610)

The unrealized losses in the investment portfolio as of September 30, 2010 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security.

In the Company’s Form 10-K report for December 31, 2009, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, three of which had credit agency ratings that were below investment grade as of December 31, 2009.  Management’s analysis for the second quarter of 2010 indicated that one of the two CMOs that was rated as investment-grade was downgraded from A1 to B1, which is 4 levels below investment grade.   Management’s analysis for the third quarter indicated the investment grades for the 5 CMOs remained unchanged from the second quarter.  As of September 30, 2010, all five securities showed a net unrealized loss of 5.8% of the $2.8 million book value, a decrease of 9.5% as compared to the 15.3% net unrealized loss on the $3.6 million book value at December 31, 2009.

Management performs credit-related stress testing, quarterly, on all five of the non-agency CMO securities.  The stress test results at December 31, 2009 showed a credit-related impairment loss of $60 thousand for two of the CMOs.  The stress test results at March 31, 2010, June 30, 2010 and September 30, 2010 indicated that there is no need for additional other-than-temporary impairment charges.  The most recently available data on the delinquency pipeline for all five CMOs does not indicate any significant worsening of the mortgages which serve as collateral for these securities.  The third quarter credit stress test analysis report noted that the average monthly principal pay-down for the third quarter of 2010 was $113.7 thousand or a monthly average increase of $56.4 thousand as compared to the monthly average principal pay-down of $57.3 thousand for the second quarter of 2010, and an average monthly increase of $61.8 thousand as compared to the monthly average principal pay-down of $51.9 thousand during the first quarter of 2010.  The Company’s Chief Financial Officer continues to monitor all five securities for any further impairment and he is reporting the status of each security to the Board of Directors, regularly.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended September 30, 2010 is as follows:

(Dollars in thousands)

Credit losses recognized in earnings, beginning of period	$60

Recognition of credit losses for which an OTTI was not
perviously recognized	-

Credit losses recognized in earnings, end of period	$60

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $959 thousand at September 30, 2010.  FHLB stock is generally viewed as a long-term restricted investment security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank does not consider this investment to be other than temporarily impaired at September 30, 2010 and no impairment has been recognized on the Federal Home Loan Bank stock.

Note 3.	Loans

The loan portfolio was composed of the following:

	September 30,	December 31,
	2010	2009
Real estate loans:	(Dollars in thousands)
Commercial	$64,408	$67,740
Residential 1-4 family	105,387	107,166
Construction and land development	14,696	12,660
Total real estate loans	$184,491	$187,566

Commercial and agricultural loans	14,666	15,705
Consumer loans	11,755	14,264
Total loans	$210,912	$217,535

Less: allowance for loan losses	3,071	2,673
Loans, net	$207,841	$214,862

Note 4.	Allowance for Loan Losses, Impaired Loans, and Non-accrual Loans

The following is a summary of transactions in the allowance for loan losses:

Allowance for Loan Losses	Nine Months Ended
(Dollars in thousands, except % data)	September 30,
	2010	2009
Balance at the beginning of period	$2,673	$2,167
Provision for loan losses	600	425
Loans charged off	(234)	(248)
Recoveries of loans previously charged off	32	33
Balance at the end of the period	$3,071	$2,377

Ratio of allowance for loan losses to end of period
loans, net of deferred fees	1.46%	1.10%

Ratio of net charge-offs (recoveries) to average
loans net of deferred fees1	0.13%	0.13%
1 Net charge-offs are on an annualized basis.

Impaired Loans by Type	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commercial real estate	$1,445	$2,750
Residential 1-4 family	1,088	43
Construction and land development	2,182	2,122
Commercial and agricultural	787	1,201
Consumer	22	-
Total impaired loans	$5,524	$6,116

Nonaccrual Loans by Type	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commercial real estate	$1,458	$484
Residential 1-4 family	1,930	1,932
Construction and land development	1,654	1,672
Commercial and agricultural	788	1,105
Consumer	60	66
Total non-accrual loans	$5,890	$5,259

Impaired loans and non-performing assets summary:

	September 30,	December 31,
(Dollars in thousands, except % data)	2010	2009

Total impaired loans	$5,524	$6,116

Impaired loans with a valuation allowance	$4,172	$4,031
Valuation allowance	(1,278)	(869)
Impaired loans, net of allowance	$2,894	$3,162

Impaired loans without a valuation allowance	$1,352	$2,085

Average investment in impaired loans	$5,705	$6,167

Interest income recognized on impaired loans	$304	$493

Non-accrual loans excluded from the impairment
disclosure	$889	$2,033

Non-performing assets:
Non-accrual loans	$5,890	$5,259
Loans past due 90 days or more and still accruing	10	83
Total non-performing loans	5,900	5,342

Foreclosed property	1,923	1,073

Total non-performing assets	$7,823	$6,415

Ratio of non-performing loans to gross loans, net of
deferred loan fees, at end of period	2.79%	2.46%

Ratio of loans past due 90 days or more and still
accruing to loans, net of deferred loan fees	0.005%	0.04%

Ratio of allowance for loan losses to nonperforming
loans1	52.14%	50.04%

1 The Company defines nonperforming loans as total non-accrual loans and loans 90 days or more past due and still accruing.

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

Note 5.	Other Real Estate Owned

An analysis of other real estate owned follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$1,073	$957
Additions	1,133	460
Impairments	(75)	-
Disposals	(208)	-
Balance at end of period	$1,923	$1,417

Expenses applicable to other real estate owned include the following:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Net (gain) on sales of
real estate	$(13)	$-
Impairment	75	-
Operating expenses, net of
rental income	63	32
	$125	$32

Note 6.	FHLB Advances

At September 30, 2010 and December 31, 2009, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

Note 7.	Other Borrowings

Other borrowings consist of $5.3 million and $5.5 million in short-term borrowings as of September 30, 2010 and December 31, 2009, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.	Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,364,252 shares for the three months ended September 30, 2010 and 2,377,151 shares for the three months ended September 30, 2009, 2,366,025 shares for the nine months ended September 30, 2010 and 2,382,456 shares for the nine months ended September 30, 2009.   The Company has no potentially dilutive stock options or stock warrants outstanding.

Note 9.	Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Service cost	$69	$75	$207	$225
Interest Cost	66	62	198	186
Expected return on plan assets	(73)	(56)	(219)	(168)
Amortization of prior service cost	(24)	(24)	(72)	(72)
Amortization of net actuarial loss	19	31	57	93
Net periodic benefit cost	$57	$88	$171	$264

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At September 30, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$14,977	$14,977	$17,035	$17,035
Securities available for sale	85,607	85,607	66,777	66,777
Loans, net	207,841	207,762	214,862	212,870
Accrued interest receivable	1,905	1,905	1,860	1,860

Financial liabilities:
Deposits	$276,470	$277,069	$268,796	$265,240
Other borrowings	10,298	10,426	10,483	10,632
Accrued interest payable	908	908	955	955

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

Fair Value Measurements at September 30, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:	(Dollars in thousands)
Securities available
for sale	$85,607	$0	$85,607	$0

Fair Value Measurements at December 31, 2009 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:	(Dollars in thousands)
Securities available
for sale	$66,777	$0	$66,777	$0

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices
		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:	(Dollars in thousands)
Impaired Loans, net of
valuation allowance	$2,894	$0	$2,513	$381

Other real estate owned	$1,923	$0	$1,423	$500

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Signigicant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:	(Dollars in thousands)
Impaired Loans, net of
valuation allowance	$3,162	$0	$696	$2,466

Other real estate owned	$1,073	$0	$0	$1,073

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

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after

December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations for the three months and nine months ended September 30, 2010 and 2009 are not necessarily indicative of results that may be attained for any future period.

CURRENT CONDITIONS AND FEDERAL REGULATIONS

The economic recession that has created historical financial disruptions to the United States’ financial system during the past two years, continues to be a major factor in global markets and also is also having a negative impact on the Company’s local markets.  While the impact in the Company’s local markets have not been as dramatic as in other parts of the United States, there have been moderate declines in both prices for residential housing and commercial real estate.  Actions by banking regulators to ensure that the U.S. financial markets remain stable have resulted in the reduced availability of funding to some financial institutions.  This has led to a tightening of credit standards, consumers and businesses desiring to deleverage their balance sheets by paying off loans, reduction of business activity, and increased market volatility.  It is not clear what the ultimate impact of liquidity and funding initiatives of the Treasury, the Federal Reserve and other bank regulatory agencies that have announced initiatives aimed at improving the nation’s economy will be on financial markets and the financial services industry.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, including provisions that, among other things, will: establish a Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices; establish a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body; raise the current standard maximum deposit insurance amount to $250,000; establish strengthened capital standards for banks; grant the Federal Reserve Board the power to regulate debit card interchange fees; and implement corporate governance changes.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally. Additionally, while the majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company and the Bank, there are provisions that will apply to the Company and the Bank.  We are currently reviewing the provisions of the Dodd-Frank Act and assessing their potential impact on the Company and the Bank. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will work to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

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

The allowance for loan losses is determined by using estimates of historical losses by category for all loans; with the exception of “criticized loans”.  Criticized loans are determined as a result of management evaluating and risk grading of individual delinquent loans.  Management may assign an estimated amount of reserve for criticized loans if there is the likelihood that not all of the loan amounts due will be collected based upon the most current information concerning the financial condition of the debtors and guarantors as well as the current evaluations of collateral value.  The evaluation of criticized loans as to the need and adequacy of any reserves is performed at least quarterly or more frequently if conditions affecting certain loans should change.  The impact of environmental factors such as the local and regional economic conditions, attributes of certain loan categories and other relevant matters are considered in estimating the allowance for loan losses and these factors are reviewed at least quarterly in order to capture any indications of worsening or improving environmental factors.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $330.6 million at September 30, 2010 compared to $321.0 million at December 31, 2009, representing an increase of $9.6 million or 2.99%.

Total net loans at September 30, 2010 were $207.8 million, a decrease of $7.1 million from the December 31, 2009 amount of $214.9 million.  For the nine months ended September 30, 2010, $25.3 million in loans were originated, a 48.4% decline as compared to $49.0 million for the nine months ended September 30, 2009.  The decline in loan origination activity in the first nine months of 2010 was anticipated given the economic recession.  Businesses and consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment.  Also, the pool of qualified borrowers, in our markets, has diminished as a result of layoffs, declining collateral values, and businesses showing a growing inability to adequately cash flow their business activity and additional debt.

Gross loan balances at September 30, 2010 as compared to December 31, 2009 indicated that during the first nine months of 2010 loans declined in all areas with the exception of agricultural loans, construction and land development loans. Real estate secured loans totaled $184.5 million or 87.5% of the loan portfolio at September 30, 2010 as compared to $187.6 million and 86.2% of the loan portfolio at December 31, 2009.  The non-real estate segments of the loan portfolio include agricultural, tax-exempt municipal, commercial and consumer loans.  At September 30, 2010 the totals for each segment was $439 thousand, $424 thousand and $13.8 million and $11.7 million, respectively.

Management is maintaining its standard loan pricing and underwriting standards during these difficult economic times at the risk of experiencing a drop in new loan production.  We believe that refusing to relax these standards is critical for maintaining loan quality and may result in a slower growth rate of the loan portfolio.  It is Management’s goal for the Bank to continue to be a source of credit for creditworthy commercial businesses, farmers, and consumers during this difficult economic environment.  Gross loans as a percent of total assets were 63.8% at September 30, 2010, as compared to 67.8% at December 31, 2009.

Investment securities increased to $85.6 million at September 30, 2010, or 25.9% of total assets, which is an increase of $18.8 million from $66.8 million at December 31, 2009.   The increase in the investment portfolio from year-end can be attributed to the decline in the loan portfolio and a rise in deposit account balances.  At September 30, 2010 the investment portfolio had an unrealized gain of $1,371 thousand net of Federal income taxes, which is an increase of $1,254 thousand when compared to an unrealized gain of $117 thousand, net of Federal income taxes, at December 31, 2009.  Management’s current strategy for the investment portfolio is to focus investment purchases so that investment maturities will be laddered over a period of time when interest rates are rising.  When this strategy was set into place approximately 18 months ago, economic forecasts indicated that rates would rise in mid-2010.  However, interest rates are not expected to go higher this year, according to revised forecasts.

During the third quarter of 2010, the consolidated investment portfolio had $12.4 million in securities that were called or matured; or approximately 15% of the consolidated investment portfolio’s average balance of $83.3 million for the third quarter of 2010.  The availability of securities with the credit grade and duration preferred by Management have been in short supply for most of this year.  Management’s strategy was revised to accomplish the re-investment of the called securities without taking on excessive duration; while maintaining a diverse, high quality investment portfolio for the Company and the Bank.  While the strategy is being successfully implemented, the yield of the recently purchased securities is lower than the yield of the securities that were called.  The expectations are that the yield on the investment portfolio may decline in the near-term, and management does expect a decline in the overall portfolio yield to be acceptable given the forward-looking strategy of having securities mature as interest rates rise in the future.  The investment securities of both the Company and the Bank at September 30, 2010 were held as “available for sale”.

Restricted securities totaled $1.1 million at September 30, 2010 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and Community Bankers’ Bank.  These securities are required of member banks.

Interest bearing deposits in other banks increased by $2 thousand at September 30, 2010 to $1.110 million as compared to $1.108 at December 31, 2009.  Federal funds sold decreased $1.6 million to $7.9 million at September 30, 2010 from $9.6 million at December 31, 2009.  The Company’s liquidity on hand at September 30, 2010 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $15.0 million or 4.5% of total assets which is $2.0 million lower than $17.0 million or 5.3% of total assets at December 31, 2009.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2010 was $3.071 million compared to $2.673 million at December 31, 2009.  The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.46% at September 30, 2010 from 1.23% at December 31, 2009.  The Company charged off $234 thousand in loans, recovered $32 thousand from previous write-offs, and provided an additional $600 thousand to the allowance during the nine months ended September 30, 2010.

The ratio of net charge-offs to average loans, net of deferred fees was 0.13% for the first nine months of 2010.  For the first nine months of 2010, charge-offs totaled $234.3 thousand as compared to $248.5 thousand for the same period in 2009.  For 2010, $173.1 thousand or 73.9% of the total charge-offs were related to loans secured by real estate and $61.2 thousand or 26.1% of the total charge-offs were either unsecured or secured by other assets.  For the first nine months of 2009, $209.0 thousand in non real estate-secured loans were charged-off or 84.0% of total charge-offs for the period and $39.5 thousand or 16.0% of total charge-offs were charge-offs against loans secured by real estate.  Management expects an increase in charge-offs during the fourth quarter of 2010, with the majority expected to be related to loans secured by real estate.  (See a discussion in the last paragraph of this section for a subsequent event and its related charge-off.)

Management’s methodology for estimating the appropriate level of the allowance for loan losses is based upon bank regulatory guidance and generally accepted accounting principles for maintaining adequate reserves against loan losses. Periodically, management does classify certain loans and provides specific reserves for these loans when it is determined that negative conditions affecting the customer have occurred and will expose the Bank to a potential loss on a given loan(s).  The Company had $5.890 million in non-accruing loans at September 30, 2010, or 2.79% of gross loans compared to $5.259 million at December 31, 2009, or 2.46% of gross loans, a net increase of $631 thousand.  Management continues to work aggressively with debtors to resolve delinquencies and mitigate potential repossession or foreclosure of collateral.

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

The allowance for loan losses increased from 1.23% of gross loans at December 31, 2009 to 1.46% of gross loans at September 30, 2010.  The increase is primarily the result of providing $600 thousand in additional provision during the first nine months of 2010. The first nine months provision for loan losses of $600 thousand is a $175 thousand increase in provision as compared to the 2009 first nine months provision of $425 thousand.  There was a higher level of loan delinquencies during the first nine months of 2010 as compared to the first nine months of 2009, which subsequently resulted in management’s decision to increase the level of provision for the nine months ended September 30, 2010.  In evaluating the adequacy of the allowance for loan losses, the criticized loans component is the one component, out of a total of three components, that generally fluctuates most in quarter-to-quarter comparisons.  These fluctuations can occur in the total balance of criticized loans and/or in the amount of allowance that is specifically reserved for individual loans.  The amount of criticized loans at December 31, 2009 was $12.9 million.  This category increased $200 thousand to $13.1 million at September 30, 2010.  Management is focused on ensuring that the allowance for loan losses reflects the risks posed as a result of the prolonged economic recession.  Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2010.

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

Subsequent to the end of the third quarter and prior to the filing of this report, the Bank’s substitute trustee held a foreclosure sale for land that was collateral for a large land development loan.  The sale was held on October 26, 2010.  The land development loan was included as a non-accrual and impaired loan with a balance of $1.553 million at September 30, 2010.  Management included as part of its calculation of the Allowance of Loan Losses at September 30, 2010, a specific reserve in the amount of $278 thousand.  The Bank was the successful bidder at the sale.  The Bank’s net OREO balance at September 30, 2010 was $1.923 million and subsequent to the foreclosure sale result the balance increased by $1.275 million to $3.198 million. The specific reserve of $278 thousand was also charged-off against the Allowance on October 28, 2010.  The amount of gross charge-offs for the first nine months of 2010 totaled $234.3 thousand; after the inclusion of this land development loan charge-off the amount increased to $512.1 thousand.

Deposits

Total deposits of $276.5 million at September 30, 2010 represented an increase of $7.7 million from $268.8 million at December 31, 2009.  Total certificates of deposit at September 30, 2010 were $134.8 million, up $2.5 million from $132.3 million at December 31, 2009.  Certificates of deposit are higher costing funds as compared to checking, savings or money market accounts. CDs represented 48.8% of total deposit balances at September 30, 2010 as compared to 49.2% of total deposit balances at December 31, 2009.  The Bank continued to see strong deposit growth in low-cost deposit products such as interest and non-interest checking, money market and savings accounts.  Deposit growth in the nine months ended September 30, 2010 rose at an annualized rate of 3.81% which is at a more moderate growth rate than the rate of 7.90% for all of 2009.

Non-interest bearing deposits totaled $34.7 million at September 30, 2010, which is a 2.0% increase from $34.0 million at December 31, 2009.  Interest-bearing deposits accounted for 87.5% of total deposits at September 30, 2010 which is a 0.8% increase from 86.7% at December 31, 2009.  The Bank continues to make progress in attracting low-cost deposit accounts.  The ratio of low-cost deposit account balances as a percentage of total average deposit account balances was 49.7% for the nine months ended September 30, 2010 as compared to 42.1% for the same period ended September 30, 2009.  Management continues to adhere to its deposit pricing plan that has helped minimize the negative impact of falling interest rates on the Bank’s net interest margin.  Management’s goals continue to include growing low-cost deposit account balances.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At September 30, 2010 the Company had total borrowings of $10.3 million that consisted of $5.3 million in overnight repurchase agreements and an outstanding term advance with the FHLB of $5.0 million.  This is compared to $10.5 million in borrowings at December 31, 2009.

Stockholders’ Equity

Stockholders’ equity was $41.1 million at September 30, 2010 compared to $39.0 million at December 31, 2009.  The book value per common share was $17.40 at September 30, 2010 compared to $16.44 at December 31, 2009.  On July 16, 2010, shareholders were paid a quarterly dividend of $0.17 per share or

$402 thousand.  On September 23, 2010, the Board of Directors approved another cash dividend of $0.17 per share, or $402 thousand, payable to shareholders on October 15, 2010.  Total average outstanding shares for the first nine months of 2010 were 2,366,025 shares as compared to the average outstanding shares of 2,382,456 shares for the year ended December 31, 2009.

The Board of Directors and Management recognize the intrinsic value of the Company.  The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall banking industry’s ability to withstand the severe economic recession that impacted areas such as interest margin compression, losses due to subprime lending, and the decline in housing and commercial real estate values.  The Company’s stock is not actively traded: for example, the average daily trading volume for the first 9 months of 2010 was 312 shares or 71 shares less than the 383 shares traded on average during the first 9 months of 2009; or 0.01% and 0.02% of the average outstanding shares for the respective periods.  This lack of liquidity in the Company’s stock is the primary reason for the existing stock repurchase program which has been in place since September 2007.

The Board reauthorized the stock repurchase plan on May 27, 2010, effective June 1, 2010 until November 30, 2010.  At this meeting, the Board agreed to the following amendments to the terms of the Agreement with Scott & Stringfellow: the first is that the term of the Agreement is increased from a 3-month term to a 6-month term and the second change is that up to 40,000 shares can be purchased during the 6-month term, instead of 20,000 during the former 3-month term.  The plan is renewable every six months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the November 18, 2010 Board of Directors meeting.

The change in Accumulated Other Comprehensive Income at September 30, 2010 versus December 31, 2009 was a result of the change in unrealized gains on available for sale securities.  At September 30, 2010, the Company had an unrealized gain on available for sale securities of $1.371 million, net of income taxes, an increase of $1.254 million from the unrealized gain of $117 thousand, net of income taxes, at December 31, 2009.  At September 30, 2010 and December 31, 2009, Accumulated Other Comprehensive Income included $490 thousand in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed only as of each December 31.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $685 at September 30, 2010 and $632 thousand at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, unfunded loan commitments of approximately $20.202 million at September 30, 2010, and $23.375 million at December 31, 2009.

Net Income

For the nine months ended September 30, 2010 the Company reported net income of $2.186 million as compared to $2.232 million for the same period in 2009 which is a decrease of $46 thousand.  Income per basic and diluted share was $0.92 for the nine months ended September 30, 2010 as compared to $0.94 per basic and diluted share for the period ended September 30, 2009.

The Company had an annualized return on average assets of .89% and an annualized return on average equity of 7.28% for the nine months ended September 30, 2010, as compared to an annualized return on average assets and average equity of .96% and 7.96%, respectively, for the same period in 2009.

For the three months ended September 30, 2010 the Company reported net income of $762 thousand as compared to $757 thousand for the same period in 2009, which is an increase of $5 thousand.   Income per basic and diluted share was $0.32 for the three months ended September 30, 2010 and September 30, 2009.

The year-to-year decrease in net income of $46 thousand is attributable to the following unfavorable factors:

●	An increase in the provision for loan losses of $125 thousand.
●	A decrease in noninterest income of $178 thousand.
●	An increase of $161 thousand in deposit insurance expense.
●	An increase of $78 thousand in collection, foreclosure and OREO expense.

These factors were partially offset by favorable results in:

●	An increase of $496 thousand in net interest income after provision for loan losses.
●	A decrease in the effective income tax rate of 27.10% at September 30, 2009 to an effective income tax rate of 25.0% at September 30, 2010.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities.  The cost of funds represents interest expense on deposits and other borrowings.  Non-interest bearing deposit accounts and capital are other components representing funding sources.  Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.  The following narrative discussion is to complement the Average Balances, Interest Yields and Rates, and Net Interest Margin table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category reflected in the table that is adjusted for tax-exempt security income.  The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $2.080 million, for the period ended September 30, 2010, has been adjusted to $2.377 million in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended September 30, 2010 net interest income (on a tax-equivalent basis) was $3.136 million as compared to $2.916 million for the three months ended September 30, 2009, an increase of $220 thousand or 7.54%.  Interest income (on a tax-equivalent basis) increased $67 thousand for the third quarter of 2010 as compared to the year-earlier period.  Interest income was primarily affected by investment income (on a tax-equivalent basis) increasing $187 thousand in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009; largely as a result of the higher average balance of the investment portfolio in the third quarter of 2010 as compared to the third quarter of 2009.  Negatively affecting interest income was loan income and income from deposits held at other depositories.  Loan income declined $81 thousand in the year-to-year period due to increases in non-accrual loans, lower average outstanding balances, and lower interest rates seen for new loans and loans that are repricing to lower rates.  Interest income for deposits at other banks declined $40 thousand for the quarter ended September 30, 2010 as compared to the same period a year ago, primarily as a result of lower earning rates and a shift of overnight cash balances into investment securities.

A small portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2010 net interest income (on a tax-equivalent basis) was $9.288 million as compared to $8.536 million for the nine months ended September 30, 2009, an increase of $752 thousand or 8.81%.   The average loan balances for the nine months ended September 30, 2010 were $213.3 million or $3.6 million lower than the nine months ended September 30, 2009, when average loan balances were $216.9 million.   Loan yields for the first nine months of 2010 were 6.47% or 2 basis points lower than yields of 6.49% for the comparable period in 2009.

The average investment securities balance for the first nine months of 2010 was $80.2 million or $29.4 million higher than the average of $50.8 for the first nine months of 2009.  The investment portfolio’s average balance increase of $29.4 million was the result of the inflow of funds into deposit accounts and fully investing federal fund balances that existed at December 31, 2009.  The tax equivalent yield for the investment securities for the first nine months of 2010 was 3.95% or 70 basis points lower than the first nine months of 2009 when the tax equivalent yield was 4.65%.

The tax-equivalent yield on earning assets for the three months ended September 30, 2010 was 5.51%, a decrease of 19 basis points from the yield of 5.70% reported in the comparable period of 2009.   The tax equivalent yield on earning assets for the nine months ended September 30, 2010 was 5.63%, a decrease of 21 basis points from the yield of 5.84% for the nine months ended September 30 2009.   The decrease in the earning assets yield for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 is primarily the result of the reduction of short-term interest rates and its impact on new loans and securities held for investment and the re-pricing of existing loans and investment securities to lower yields.

Reconciliation of GAAP Net Interest Income to Tax-exempt Net Interest Income

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
		(Dollars in thousands)
Net interest income, GAAP basis	3,016	2,843	8,991	8,320

Tax benefit from tax-exempt securities	120	73	297	216

Net interest income, tax-exempt basis	3,136	2,916	9,288	8,536

Tax-exempt securities tax benefit is computed at the statutory rate of 34%.

For the three months ended September 30, 2010 the average balance for interest bearing liabilities was $254.1 million or $12.9 million greater than the $241.2 million for the three months ended September 30, 2009.  The cost of interest bearing liabilities for the third quarter of 2010 was 1.76%, a decrease of 35 basis points from the 2.11% cost for the third quarter of 2009.

Average interest bearing liabilities for the nine months ended September 30, 2010 were $251.0 million or $15.8 million more than the $235.2 million for the first nine months of 2009.   The cost of interest bearing liabilities for the nine months ended September 30, 2010 was 1.83% as compared to 2.23%, a decrease of 40 basis points.  The increase in interest bearing deposits is attributable to customers seeking a safe refuge for funds that are being withdrawn from mutual and stock funds as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage.  While moving funds to banks, customers are hesitant to purchase certificates of deposits and opting for shorter, better paying alternatives such as money market deposit accounts.  Management is aware of the liquidity risk that this customer behavior could present for the Bank and plans have been developed to manage such risk if it should present itself in the future.

Average non-interest deposit balances for the three months ended September 30, 2010 were $34.0 million or $100 thousand less than the $34.1 million for the same period of 2009.  For the nine months ended September 30, 2010 average non-interest deposit balances were $33.8 million, a decrease of $600 thousand from $34.4 million at September 30, 2009.   While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their cash balances to cover everyday living expenses.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended September 30, 2010 was 4.06% which is 10 basis points higher than the net interest margin for the quarter ended September 30, 2009 of 3.96%.  The net interest margin increased by 11 basis points to 4.11% for the nine months ended September 30, 2010 as compared to 4.00% for the same period in 2009.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$1,083	$16	1.98%	$7,605	$153	2.65%
Loans (1)	213,331	10,320	6.47%	216,873	10,528	6.49%
Investment securities available for sale (2)	80,191	2,377	3.95%	50,795	1,771	4.65%
Federal funds sold	7,680	14	0.24%	10,294	16	0.21%
Total interest earning assets	$302,285	$12,727	5.63%	$285,567	$12,468	5.84%

Total average non-earning assets	28,146			27,255
Less: allowance for credit losses	2,913			2,246
Net average non-earning assets	25,233			25,009
TOTAL AVERAGE ASSETS	$327,518			$310,576

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$38,934	$51	0.18%	$35,976	$45	0.17%
Savings	68,834	462	0.90%	43,285	320	0.99%
Time deposits	132,959	2,813	2.83%	140,003	3,392	3.24%
Other borrowings	10,259	113	1.47%	15,978	175	1.46%
Total interest bearing liabilities	$250,986	$3,439	1.83%	$235,242	$3,932	2.23%

Noninterest bearing liabilities:
Noininterest bearing demand	33,826			34,391
Other liabilities	2,578			3,451
Total noninterest bearing liabilities	36,404			37,842

Stockholders' equity	40,128			37,492
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$327,518			$310,576

Net interest income		$9,288			$8,536
Net interest spread			3.80%			3.61%
Net interest margin			4.11%			4.00%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

For the three months ended September 30, 2010, the Bank provided $150 thousand to the Allowance for Loan Losses.  This was $50 thousand less than the $200 thousand provided for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, $600 thousand or an increase of $175 thousand was provided to the Allowance for Loan Losses over the nine month period ended September 30, 2009 when $425 thousand was recorded.  The amount of provision recorded for 2010 is appropriate with Management’s ongoing analysis of non-performing loans and currently performing loans that show the potential to deteriorate further.

As of September 30, 2010, the Bank’s non-performing loans were $5.890 million as compared to $5.342 million at December 31, 2009; or an increase of $548 thousand from year-end.  For the same reporting periods, total impaired loans were $5.428 million at September 30, 2010 and $6.116 million at December 31, 2009; or a decrease of $688 thousand from year-end.   However, specific reserves increased.

Management analyzes the Bank’s collateral position and probable future loss on any loan and provides specific reserves for those loans (as needed), prior to those loans actually becoming nonperforming loans.  Therefore, when a loan becomes nonperforming, it is likely to already have an allowance provided for it without the need for additional provision during the same quarter when the loan moves to nonperforming status.  (Also see the discussion on criticized loans, earlier in this report, under the Allowance for Loan Losses.  This discussion examines how the level of criticized loans and specific reserves on those loans affected the provision for loan losses in the nine months of 2010.)

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, other real estate owned (“OREO”) and loans held for sale, and ATM fees.  Noninterest Income for the three months ended September 30, 2010 decreased 15.7% to $530 thousand from $629 thousand at September 30, 2009. For the nine months ended September 30, 2010, noninterest income decreased 9.5% to $1.691 million compared to $1.869 million, or $178 thousand less than the same period in 2009.  Revenue from the net gain on sale of securities, the net gain on sale of OREO and losses incurred from the impairment of OREO, is considered as non-recurring revenue, therefore noninterest income, excluding these items was $1.723 million for the nine months ended September 30, 2010 and $1.854 million for the same period in 2009; or a decrease of $131 thousand.  Below is a representation of the changes to the significant components of noninterest income.

	Three months ended			Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	%	Sept. 30,	Sept. 30,	%
	2010	2009	Change	2010	2009	Change

Noninterest Income
Service charges on deposit accounts	$258	$309	-16.5%	$774	$910	-14.9%
Net gain on sales of loans	23	10	130.0%	49	58	-15.5%
Net gain on sale of securities	3	-	100.0%	30	15	100.0%
Impairment - other real estate owned	(60)	-	-100.0%	(75)	-	-100.0%
Net gain on sale of other real estate owned	-	-	100.0%	13	-	100.0%
Income from bank owned life ins.	74	70	5.7%	217	211	2.8%
ATM fee income	165	141	17.0%	484	409	18.3%
Other income	67	99	-32.3%	199	266	-25.2%
Total noninterest income	$530	$629	-15.7%	$1,691	$1,869	-9.5%

•
Service charges on deposit accounts decreased $51 thousand for the three months ended September 30, 2010 to $258 thousand from $309 at September 30, 2009 and decreased 14.9% or $136 thousand for the nine months ended September 30, 2010 compared to the same period in 2009 chiefly due to the Bank’s revised policies regarding overdraft accounts and the continuing popularity of “totally free” checking products.  The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date.  Management expects that the new Federal regulations regarding checking account overdraft fees will negatively impact deposit account fees.  Management’s efforts to get customers to “opt-in” and agree to pay for account overdrafts are encouraging; a greater than anticipated number of customers are “opting in” to be covered from overdrafts.  Management is also exploring other deposit account changes in response to the effects of the new Federal regulations.

•
Net gain on sales of loans increased $13 thousand for the three months ended September 30, 2010 to $23 thousand from $10 thousand at September 30, 2009 and decreased 15.5% or $9 thousand for the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of fewer secondary market loans being sold in 2010 over 2009 and narrower margins, due to the interest rate environment, for this same period.

•
Net gain on sale of securities increased $3 thousand for the three months ended September 30, 2010 compared to the same period in 2009 and doubled to $30 thousand for the nine months ended September 30, 2010 compared to $15 thousand the same period in 2009.  The investment portfolios of the Company and the Bank are realizing gains in 2010 not from actual sales of securities but as a result of securities being called by issuers at par and therefore resulting in securities gains.

•
ATM fee income increased $24 thousand for the three months ended September 30, 2010 to $165 thousand from $141 thousand at September 30, 2009 and increased 18.3% to $484 thousand for the nine months ended September 30, 2010 compared to $409 thousand for the same period in 2009 as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs.

•
Other income decreased $32 thousand for the three months ended September 30, 2010 to $67 thousand from $99 thousand at September 30, 2009 and decreased $67 thousand or 25.2% for the nine months ended September 30, 2010 compared to the same period a year ago.  The majority of the change was a result of the Bank receiving a one-time rebate of $20,000 in the first quarter of 2009.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs.  Noninterest expense increased 7.7% for the quarter ended September 30, 2010 to $2.402 million from $2.231 million at September 30 2009.   For the nine months ended September 30, 2010, noninterest expenses increased $465 thousand to $7.167 million as compared to $6.702 million for the comparable period in 2009, or an increase of 6.9%.

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

	Three months ended			Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	%	Sept. 30,	Sept. 30,	%
	2010	2009	Change	2010	2009	Change
Noninterest Expense
Salaries and employee benefits	$1,372	$1,282	7.0%	$4,083	$3,915	4.3%
Net occupancy expense	158	143	10.5%	453	429	5.6%
Equipment expense	142	143	-0.7%	402	431	-6.7%
FDIC Insurance	104	87	19.5%	403	242	66.5%
Data Processing	81	87	-6.9%	236	245	-3.7%
Other operating expense	545	489	11.5%	1,590	1,440	10.4%
Total noninterest expense	$2,402	$2,231	7.7%	$7,167	$6,702	6.9%

•
Salaries and employee benefits increased $90 thousand for the three months ended September 30, 2010 to $1.372 million from $1.282 million at September 30, 2009 and 4.3% or $168 thousand for the first nine months of 2010 primarily due to increases related to cost of living salary adjustments and a decline in loan origination cost deferrals since there were fewer new loans being closed during 2010.

•
Net occupancy expense increased $15 thousand for the three months ended September 30, 2009 to $158 thousand from $143 thousand at September 30, 2009 and 5.6% or $24 thousand for the year-to-date primarily as a result of slightly higher utilities costs associated with warmer-than-normal summer and cooler winter temperatures as well as costs associated with clearing bank properties of higher amounts of snowfall during the first quarter of 2010 than the year-earlier period.

•
Equipment expense decreased $1 thousand for the three months ended September 30, 2010 to $142 thousand from $143 thousand at September 30, 2009 and $29 thousand for the year-to-date primarily as a result of equipment replacement which reduced or eliminated the need for service contracts and lower equipment depreciation expense as equipment becomes fully depreciated.

•
FDIC deposit insurance increased $17 thousand for the three months ended September 30, 2010 to $104 thousand from $87 thousand at September 30, 2009 and $161 for the year-to-date primarily as a result of higher insurance premiums both for regular quarterly premiums and the TAGP premium and the higher level of insured deposit account balances in 2010 as compared to the year-earlier period.

•
Data processing expense decreased $6 thousand for the three months ended September 30, 2010 to $81 thousand from $87 thousand at September 30, 2009 and decreased $9 thousand for the year-to-date as a result of renegotiated contracts with the Bank’s core processing vendor and the network communications contract.  Costs are expected to be slightly higher for the remainder of 2010 as additional services were added in the first half of 2010.

•
Other operating expense increased $56 thousand for the three months ended September 30, 2010 to $545 thousand from $489 thousand at September 30, 2009 and $150 thousand for the year-to-date.  Costs related to the ATM network, collection-related expenses, OREO-associated costs and the Commonwealth’s Franchise Tax were primarily responsible for other operating expenses being higher than last year.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds, of borrowers needing assurance that sufficient funds will be available to meet their credit needs and the Company’s current and future expenditures.  Liquidity can best be demonstrated by an analysis of cash flows.  The primary source of cash flows is from operating activities.  Operating activities provided $3.386 million of liquidity for the nine-month period ended September 30, 2010, compared to $2.925 million for the same nine months in 2009; or an increase of $461 thousand.  The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses, depreciation and securities amortization.

Other sources or uses of liquidity come from investing activities and financing activities.  Investing activities required a net use of liquidity totaling $11.642 million that was primarily used to increase the investment securities portfolio by $17.083 million and the lack of loan demand provided $5.288 million in liquidity for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, financing activities provided liquidity principally from the net increase in deposit account balances of $7.674 million.  Financing activities can be sources of liquidity as a result of issuing debt, borrowed funds or the additional issuance of Company stock.

At September 30, 2010, the Company had $14.977 million in cash and cash equivalents on hand.

The Company maintains extensive sources of liquidity including blanket collateral borrowing lines with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta which had a net availability of $44.2 million at September 30, 2010.  In addition, there are short-term unsecured borrowing lines totaling $35.4 million at September 30, 2010, which are with four correspondent banks.

As of September 30, 2010 the Bank has the following lines of credit available.

Collateralized Lines of Credit
Federal Home Loan Bank of Atlanta	$45,125,505
Federal Reserve Bank of Richmond	4,076,677
Less: Outstanding advances	(5,000,000)
Sub-total Collateralized Lines of Credit	$44,202,182

Unsecured, Short-term Lines
CenterState Bank	$6,000,000
Community Bankers Bank	11,400,000
First Tennessee Bank NA	10,000,000
SunTrust Bank	8,000,000
Sub-total Unsecured, Short-term Lines	$35,400,000

Total Available Lines of Credit	$79,602,182

Other borrowings consisted of $5.3 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product at September 30, 2010; at December 31, 2009 the balance of this product was $5.5 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Capital Resources

Stockholders’ equity at September 30, 2010 and December 31, 2009 was $41.1 million and $39.0 million, respectively.  Total number of common shares outstanding was 2,363,839 shares at September 30, 2010 and 2,371,139 shares at December 31, 2009.  The decrease of 7,300 shares represents the number of shares repurchased by the Company during the first nine months of 2010 under the stock repurchase plan that the Board of Directors initiated in September 2007 and reauthorized on May 27, 2010.  Additional information regarding the stock repurchase plan was discussed earlier in this report and is also discussed in Part 2 Other Information, Item 2 entitled Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2010 the Company’s Tier 1 and total risk-based capital ratios were 19.9% and 21.1%, respectively, compared to 19.5% and 20.8% at December 31, 2009.  The Company’s leverage ratio was 12.1% at September 30, 2010 compared to 12.3% at December 31, 2009.  The Bank’s capital structure places it well above the regulatory capital requirements, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
July 1 to
July 31, 2010	0	$-	0	40,000
August 1 to
August 31, 2010	800	13.26	800	39,200
September 1 to
September 30, 2010	0	-	0	39,200
Total	800	$13.26	800	39,200

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: November 22, 2010	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: November 22, 2010	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350