Form 10-K
period 2010-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2011-03-31
CIK 1277254

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
──────
FORM 10-K
──────
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2010
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
Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates was $26,803,783 on June 30, 2010.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,348,509 as of March 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Citizens Bancorp of Virginia, Inc.

Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

General

Citizens Bancorp of Virginia, Inc. (the Company) is a one-bank holding company formed on December 18, 2003 headquartered in Blackstone, Virginia.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the Bank).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.  The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  In September 1995, the Bank became a member of the Federal Home Loan Bank of Atlanta. Although the Company is a corporate entity, legally separate and distinct from the Bank, bank holding companies such as Citizens Bancorp of Virginia, Inc. are generally required to act as a source of financial strength for their subsidiary bank. The principal source of the Company’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to the parent holding company. See the section captioned “Supervision and Regulation of Banking Activities” for further discussion of these matters.

The Bank’s primary activity is retail and commercial banking that includes commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, online internet banking, 24-hour ATM network, brokerage services, safe deposit boxes, wire transfer services and other miscellaneous services incidental to the operation of a commercial bank.  The Bank also acts as an agent for Visa.  The Bank is authorized to have a trust department, but does not offer trust services.  The Bank’s primary trade areas are served by its 11 banking offices located in the counties of Nottoway, Amelia, Prince Edward, Chesterfield, the City of Colonial Heights, and the Town of South Hill, Virginia.

The Bank’s primary revenue comes from retail banking in the form of interest income received on loans and investments.  This income is partially offset by the Bank’s interest expense on deposits and borrowed funds, resulting in net interest income.  The Bank’s earnings also come from noninterest income in the form of deposit fees, gains on the sale of loans and investments, ATM fees, Bank-owned Life Insurance, and other financial services.  The Bank’s combined noninterest income and net interest income are offset by the Bank’s noninterest expense which includes employee compensation and benefits, occupancy, equipment and other operating expenses.

The Bank holds a 0.356% ownership in Infinex Investments, Inc., which delivers investment services to customers through the use of a dual-employee broker.  The Bank also holds an 8.20% ownership interest in Bankers Title, LLC, which is a provider of title insurance.  The Bank has an ownership interest of 1.53% in CBB Financial Corp. whose sole subsidiary is Community Bankers’ Bank, a provider of correspondent banking services exclusively to financial institutions.  The financial position and operating results of these investments are not significant to the Bank as a whole and are not considered principal activities of the Bank.

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

The Bank’s trade areas include the counties of Amelia, Brunswick, Buckingham, Charlotte, Chesterfield, Cumberland, Dinwiddie, Lunenburg, Mecklenburg, Nottoway, Prince Edward, the cities of Colonial Heights and Petersburg, and the Town of South Hill.  The following data reflects the Bank’s market share in its primary market places at June 30, 2010, according to information obtained from the FDIC website.  In Amelia County, the Bank held 33.54% of the market share, in Nottoway County, 59.87%, in Prince Edward County, 14.37%, in the City of Colonial Heights, 2.33%, in Mecklenburg County, 1.53% and in Chesterfield County, 0.12%.

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

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including the following:

•
FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.  In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Interest on Demand Deposits.  The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential

•	rejection of their cards by retailers. As a result, our debit card revenue could be adversely impacted if the interchange cap is implemented.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•
Mortgage Lending.  New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•
Holding Company Capital Levels.  Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks.  See a further discussion of this issue, below, under “Regulations affecting the Company” and “Capital Adequacy Requirements”.

•
De Novo Interstate Branching.  National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance.  The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Securities and Exchange Commission

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

            On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. As a result, the Company is not required to have an independent auditor attestation of the Company’s internal controls over financial reporting, however management’s attestation is maintained and provided.

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

Regulatory Restrictions on Dividends.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Moreover, the Federal Reserve Board has stated that bank holding companies should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid. Under Federal Reserve Board policy and the Dodd-Frank Act, a bank holding company is expected to act as a source of financial strength to its banking subsidiary and commit resources to its support.

The Company is currently considered to be “well capitalized” and does not expect that these laws, regulations or policies will materially affect its ability to pay dividends. Payment of dividends is at the discretion of the Company’s Board of Directors.  The Company’s cash dividend policy limits cash dividend payments to 60% or less of the trailing 12-month net consolidated earnings. For the year ended December 31, 2010, the Company declared $1,606,028 in dividends payable to shareholders or 54.5% of trailing earnings.

Source of Strength Doctrine.  The Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Federal regulatory agencies may take various corrective actions against any undercapitalized bank holding company or bank, and any bank that fails to submit a capital restoration plan or fails to implement a plan accepted by the regulators.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements. See Note 14 to the Consolidated Financial Statements, which is incorporated as part of this report.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Company does not currently have any trust preferred securities issued or outstanding.

The Board of Directors of the Company approved a stock repurchase program for the common stock of the Company on July 18, 2007.  Further information on the stock repurchase program is found in Part 2, Item 5 of this report.

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

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the deposit insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

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

Insider Loans.  Restrictions on loans to directors, executive officers, principal shareholders and their related interests ("insiders") contained in the Federal Reserve Act and Regulation O applies to the Bank and the Company. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the Federal Reserve may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.  Dividends paid by the Bank have been the Company's primary source of funds utilized to pay shareholder cash dividends and are expected to be for the foreseeable future.  Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under Federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be "undercapitalized."  The Federal Reserve may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of the Bank in the event of the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors.  In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

Deposit Insurance.  Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $137.5 thousand related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010. As of December 31, 2010, $1.032 million in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The initial base assessment rate would range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve  ratio grows, the rate schedule  will be  adjusted  downward. Additionally, the  proposed rule includes a new adjustment for  depository institution debt  whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held that was issued by another  insured depository institution (excluding debt guaranteed under the TLGP). The final rule related to this proposal is expected to be effective  April 1, 2011. The  Company  cannot provide any  assurance as to  the effect of  any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

FDIC insurance expense totaled $506.7 thousand, $340.2 thousand, and $33.5 thousand in 2010, 2009 and 2008, respectively.

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

Capital Adequacy Requirements.  Refer to “Capital Adequacy Requirements” under “Regulations affecting the Company”, above.

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

Employees

As of December 31, 2010, the Company and the Bank employed 111 full-time equivalent employees.  The Company’s success is highly dependent on its ability to attract and retain qualified employees.  Competition in the industry is intense for qualified employees; however, the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent.  None of the Company’s employees are represented by collective bargaining agreements.

Executive Officers of the Registrant

The names, ages as of December 31, 2010, recent business experience and positions or offices held by each of the executive officers of the Company and the Bank are as follows:

Name and Position Held	Age	Recent Business Experience
Joseph D. Borgerding President, Chief Executive Officer and Director	53	Officer of the Bank since 2003. Elected as President, Chief Executive Officer and Director of the Company and the Bank September 2005 to present.
Ronald E. Baron Senior Vice President, Chief Financial Officer	54	Senior Vice President and Chief Financial Officer of the Company and the Bank from May 2005 to present.
Lynn K. Shekleton Senior Vice President, Secretary	55

Officer of the Bank since 1994. Senior Vice President and Secretary of the Company from May 2006 to present. Senior Vice President, Branch Administration and Human Resources of the Bank from May 2006 to present.

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

An investment in our common stock involves risks and you should not invest in our common stock unless you understand these risk factors and how it could impact the value of your investment. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. You should read this section together with the other information, including our consolidated financial statements and related notes to the consolidated financial statements.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to the Company’s Business

The Corporation’s Business May Be Adversely Affected by Economic Conditions Generally

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

A continuation of the recent economic turbulence could impact the Company’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions.  The Company’s average level of nonperforming and delinquent loans remained at higher-than-historical levels during 2010. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

The Company Operates In A Highly Competitive Industry

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

The Company Is Subject To Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the Commonwealth of Virginia and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2010, approximately 39.4% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically carrying larger balances than residential real estate loans and consumer loans. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the asset quality of loans.

The Company Is Subject To Interest Rate Risk

The Company's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.  Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.  These factors influence our ability to maintain a stable net interest margin.  We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position and affect the demand of customers for the Company's products and services.  Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.  For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" locate elsewhere in this report.

The Company’s Allowance for Loan Losses May Be Insufficient

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

The Company Is Subject to Extensive Government Regulation and Supervision

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders.  The burden imposed by these federal and state regulations may place banks in general, and specifically Citizens Bancorp of Virginia, Inc. and Citizens Bank & Trust Company, at a competitive disadvantage compared to less regulated competitors.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. Further, Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See the sections captioned “Supervision and Regulation of Banking Activities” included in Item 1, “Business” and Note 14, “Regulatory Matters” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Company’s Interest Expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

Citizens Bancorp of Virginia, Inc., is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to its parent. Also, the Company’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. In the event the Bank is unable to pay dividends to the Company, Citizens Bancorp of Virginia, Inc. may not be able to pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation of Banking Activities” in Item 1, “Business” and Note 14 “Regulatory Matters” in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, which are located elsewhere in this report.

The Company Is Subject To Liquidity Risk

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

The Company May Not Be Able To Attract and Retain Skilled People

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

The Company’s Information Systems May Experience An Interruption Or Breach In Security

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

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company’s Operations Rely on Certain External Vendors

The Company is reliant upon certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The Company maintains a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While the Company believes these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Risks Associated With The Company’s Common Stock

Citizens Bancorp of Virginia, Inc. May Reduce or Eliminate Dividends on its Common Stock in the Future

Holders of the Company’s common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although the Company has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of the Company’s common stock. Also, Citizens Bancorp of Virginia, Inc. is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

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

Common Stock Performance and Dividends

The Company’s common stock is not listed on a national securities exchange, nor is it actively traded; only 3.8% of the average number of outstanding shares traded during 2010.  Due to the extremely limited number of transactions, the average sale price of the Company’s common stock may not be indicative of its actual value.

Shares of the Company’s common stock trade through the OTC BULLETIN BOARD® (OTCBB) under the stock symbol “CZBT.”  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter (OTC) equity securities.  The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the NASDAQ Stock MarketSM.  Investors must contact a broker/dealer to trade OTCBB securities.  Investors do not have direct access to the OTCBB service.  The Securities and Exchange Commission’s order-handling rules, which apply to NASDAQ-listed securities, do not apply to OTCBB securities.

As of March 15, 2011, the Company had approximately 769 shareholders of record.  As of that date, the closing price of the common stock was $13.75.  The chart below illustrates the high and low bid prices of common stock as reported on the OTCBB and the dividends declared during the last two years.

Market Price and Dividends

	2010			2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$13.00	$10.75	$0.17	$14.00	$9.00	$0.17
Second	$13.75	$11.22	$0.17	$13.20	$11.50	$0.17
Third	$14.25	$12.50	$0.17	$13.20	$11.75	$0.17
Fourth	$13.99	$12.55	$0.17	$14.45	$10.50	$0.17

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis.  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation,” above, the section captioned “Capital” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 - Regulatory Matters” contained in the notes to consolidated financial statements filed as part of this report, after Item 15.

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

Stock Repurchases

   The Board of Directors of the Company approved the establishment of the current Stock Repurchase Plan July 18, 2007.  The Stock Repurchase Plan is structured under the Securities and Exchange Commission’s Rule 10b5-1.  The Plan went into effect on September 1, 2007, and is renewable every six months, at the recommendation of management and approval by the Board of Directors.  The Company has an agreement with Scott & Stringfellow, Inc. to act as the Company’s agent in facilitating the repurchase of the Company’s common stock.  The Plan calls for the repurchase of up to 40,000 shares of stock for each six month term.  The Board of Directors reviews the results of the Plan, monthly.  The Plan has been continuously reapproved since its inception.

The table below represents the record of when shares of common stock were repurchased during the most recent fiscal quarter.

Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
October 1 to
October 31, 2010	5,330	$13.00	82,241	33,870
November 1 to
November 30, 2010	-	$-	-	33,870
December 1 to
December 31, 2010	5,000	$13.00	87,241	35,000
Total	10,330	$13.00

The six-month terms for the Stock Repurchase Plan do not coincide with calendar quarters.  A new term for the Plan began on December 1, 2010, which brought the maximum number of shares yet to be purchased under the Plan back to 40,000 shares as of December 1, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

    Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	Local, regional, and national economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact;
•	Government intervention in the U.S. financial system;
•	Level of market interest rates;
•	The successful management of interest rate risk; including changes in interest rates and interest rate policies;
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which the Company and the Bank must comply;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	The value of securities held in the Company’s investment portfolio;
•	The ability to successfully manage growth or to implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;
•	Reliance on an experienced management team, including ability to attract and retain key personnel;
•	Competition with other banks, financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Changes in consumer spending, borrowings and savings habits;
•	Changes in the Company’s liquidity position;
•	The ability to rely on third party vendors that perform critical services for the Company;
•	Technology utilized by the Company;
•	Maintaining expense controls and asset qualities as new branches are opened or acquired;
•	Maintaining capital levels adequate to support growth;
•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in the Company’s organization, compensation and benefit plan;
•	The Company’s success at managing the risks involved in the foregoing items.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements.  In addition, past results of operations do not necessarily indicate future results.

Application of Critical Accounting Polices and Accounting Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

Accounting policies related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance and Provision for Possible Loan Losses” elsewhere in this discussion and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements which follows Item 15, later in this report, for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

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

The Company reported net income of $2,948,000 in 2010, an increase of 4.1% or $116,000 from 2009 net income of $2,832,000.  Net income on a basic and diluted per share basis was reported as $1.25 and $1.19 in 2009 and 2008, respectively. Core earnings of the Company in 2010 were strong despite the overall level of interest rates, higher than normal loan loss provision, and higher deposit insurance expenses. The loan loss provision decreased by $150,000 from the amount recorded for 2009, and the Company paid $166,000 in additional FDIC deposit insurance costs as compared to 2009.

As part of this report and its discussion of the results of operations, management refers to “taxable-equivalent adjustments”. Taxable-equivalent adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. Refer to the reconciliation of taxable-equivalent income to US GAAP income in the footnote to the Average Balance Sheet and Income Data, found later in this report.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2010 and 2009.

Summary of Financial Results by Quarter

	Three Months Ended
(in thousands)	2010				2009
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Interest income	$3,940	$4,143	$4,200	$4,087	$4,144	$4,124	$4,105	$4,024
Interest expense	1,088	1,127	1,144	1,168	1,236	1,281	1,278	1,374
Net Interest income	2,852	3,016	3,056	2,919	2,908	2,843	2,827	2,650
Provision for loan losses	150	150	150	300	475	200	180	45
Net interest income after
provision for loan losses	2,702	2,866	2,906	2,619	2,433	2,643	2,647	2,605
Non-interest income	650	530	604	557	681	629	643	597
Non-interest expense	2,358	2,402	2,397	2,368	2,326	2,231	2,240	2,232
Income before applicable
income taxes	994	994	1,113	808	788	1,041	1,050	970
Applicable income taxes	232	232	297	200	187	284	286	260
Net Income	$762	$762	$816	$608	$601	$757	$764	$710
Net income per share,
basic and diluted	$0.32	$0.32	$0.34	$0.26	$0.25	$0.32	$0.32	$0.30

Summary

Total assets increased $9.5 million during 2010 from $321 million in 2009 to $330.5 million, or a 2.9% increase. The growth in deposit account balances enabled the growth in total assets. Net loans decreased $14.4 million during 2010 from $214.9 million in 2009 to $200.5 million, or a 6.7% decrease and this was a reflection of the weak economy and lowered demand for business and consumer loans. Investment securities available for sale increased $15.9 million to $82.7 million at December 31, 2010 from $66.8 million at December 31, 2009. The investment portfolio increase was a response to the liquidity provided by higher deposit account balances and anemic loan demand. Average earning assets for 2010 were $302.9 million, an increase of $15.1 million or 5.2% as compared to the annual average for 2009 of $287.8 million.  Year-over-year average balances by earning asset category, included: loan balances decreasing $4.9 million, securities balances increasing $28.8 million and Federal funds sold decreasing $8.7 million over the prior year.

Total deposits were $278.0 million at December 31, 2010, an increase of $9.2 million or 3.4% compared to $268.8 million at the end of 2009.  On average, deposit account balances were $275.2 million for 2010 as compared to $255.8 million for 2009; an increase of $19.4 million or 7.6%. The deposit category that saw the highest average balance increase over 2009 was savings deposits, up $21.3 million; with $20.4 million of the increase coming in money market accounts. Interest-bearing checking account balances averaged $39.3 million for 2010 as compared to $36.1 million for 2009. Average balances for time deposits were $133.2 million at December 31, 2010, a decrease of $4.7 million from $137.9 million at December 31, 2009.

Other borrowings consisted of term advances from the Federal Home Loan Bank of Atlanta and overnight commercial repurchase agreements known as the Investment Sweeps product, which are non-deposit accounts, not insured by FDIC, collateralized by the Bank with US Government or Federal Agency securities sufficient to cover average account balances.  During 2010 the Investment Sweeps product balances averaged $5.3 million; or an increase of $200 thousand over the average balance for 2009 of $5.1 million. The advance from the Federal Home Loan Bank of Atlanta remained unchanged at $5.0 million for the periods ended December 31, 2010 and December 31, 2009.

Stockholders' equity balance at December 31, 2010 was $39.638 million, an increase of $648 thousand from the year earlier ending balance of $38.990 million. Retained earnings, net of dividends and repurchased common stock grew $1.130 million from December 31, 2009 to December 31, 2010.  The decrease in accumulated other comprehensive loss of $474 thousand from December 31, 2009 to December 31, 2010 was attributed to an increase of $222 thousand in the unfunded pension liability and a decrease of $253 thousand in the mark-to-market value of the investment securities portfolio.  Book value per common share at December 31, 2010 was $16.84, an increase of 2.4% or $.40 from the book value per share of $16.44 at December 31, 2009. The stock closed at $13.10 on December 31, 2010 or 78% of book value as compared to a December 31, 2009 closing stock price of $12.75 or 78% of book value.

The Company’s return on average assets (ROAA) for 2010 was 0.90% compared to 0.91% in 2009 while the return on average equity (ROAE) was 7.29% for 2010 compared to 7.49% in 2009.  The Company’s 2010 earnings reflected the effects of the economic recession that was responsible for anemic economic activity leading to business failures, high unemployment, consumers and businesses postponing purchases in favor of paying off outstanding loans and historically-low levels of interest rates. These incidences resulted in an overall decline in loan balances, any new loans came on at lower rates and adjustable-rate loans, scheduled to reprice, repriced at lower rates. The liquidity from the overall decline in loans was generally invested in securities at significantly lower yields. On the deposit side, volume was strong in lower cost deposit accounts as compared to the previous year; however the interest margin benefited most from the 38 basis-point decline in certificate of deposit account rates.  The ROAE for the Company has historically been lower than peer financial institutions due to the higher amount of capital held by the Bank and the Company.

The provision for loan losses amounted to $750 thousand for 2010, a decrease of $150 thousand as compared to the $900 thousand provision for 2009. Adversely classified loans totaled $11.9 million as of December 31, 2010, which is $1.0 million lower than the $12.9 million at December 31, 2009. The allowance-to-total-loans ratio decreased from 1.23% at December 31, 2009 to 1.07% at December 31, 2010, primarily as a result of criticized loans being charged off during the year and the reduced amount of criticized loans at December 31, 2010. Management believes that the allowance was appropriate to cover any foreseeable loan losses as of December 31, 2010.

Non-interest income and non-interest expense for 2010 continue to be impacted by several factors which can be attributed back to the economic recession. Non-interest income totaled $2.341 million or $149.0 thousand less than the $2.490 million reported for 2009. Deposit customers managed their accounts more closely to avoid overdraft or services charges, when possible, and some moved to the Bank’s “free checking” product. This resulted in a decline in deposit account service charges of $205 thousand to $1.036 million for 2010 as compared to $1.241 million for 2009. In addition, the Bank recorded an impairment charge of $76 thousand on other real estate owned properties as property values continued to decline in 2010. Areas where non-interest income increased in 2010 from the prior year included net gains from securities calls which increased $11 thousand, the cash surrender value of bank-owned life insurance increased to $291.9 thousand in 2010 or $10.2 thousand more than in 2009, and ATM fee income increased $97.6 thousand when compared to 2009. Non-interest expense totaled $9.525 million for 2010, which is an increase of $556 thousand, or 6.20%, from the $8.969 recorded for 2009.

Higher costs were seen in a few areas including: other expenses, up $297 thousand in 2010 over 2009, FDIC deposit insurance expense, up $166.5 thousand, and compensation-related costs increased $105 thousand over the previous year.

The effective income tax rate for the Company decreased for 2010 to 24.59% as compared to 26.43% for 2009 due to an increase in tax exempt ninterest income.

The following table summarizes the net changes in the income statement as discussed above:

			Net	Percent
(in thousands)	2010	2009	Change	Change

Return on Average Assets	0.90%	0.91%	-0.01	-1.10%
Return on Average Equity	7.29%	7.49%	-0.2	-2.67%
Net interest income	$11,843	$11,228	$615	5.48%
Provision for loan losses	750	900	(150)	-16.67%
Non-interest income	2,341	2,490	(149)	-5.98%
Non-interest expense	9,525	8,969	556	6.20%
Net income before provision
for income taxes	3,909	3,849	60	1.56%
Income taxes	961	1,017	(56)	-5.51%
Net income	$2,948	$2,832	$116	4.10%

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During 2009 and 2010, the prime interest rate remained at 3.25%. The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During 2009 and 2010, the intended federal funds rate remained at zero to 0.25%.

The Company’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to mitigate the effects of declining interest rates, the Bank began in 2008 to implement interest rate floors on newly originated commercial loans, home equity lines of credit and adjustable rate residential mortgages. An “interest rate floor” is part of the contractual terms of a loan note when the loan’s interest rate is subject to change during the life of the loan on either a variable or adjustable basis and the interest rate is pegged to a certain market index; such as the prime rate or LIBOR. The terms of an interest rate floor state a specific minimum interest rate that will be charged even if the base index results in a lower interest rate.

         The Company is primarily funded by interest-bearing liabilities consisting of deposit account products and other borrowings. Other borrowings include the overnight investment product offered to commercial customers which is known as the Investment Sweeps product and advances from the Federal Home Loan Bank of Atlanta. Other borrowings represented 4.1% of total average interest bearing liabilities for 2010. The majority of interest-bearing deposit account balances are in time deposits. During 2010, time deposits averaged 55.2% of total interest-bearing deposit account balances and low-cost deposit account balances for savings, interest checking and money-market accounts averaged 44.8% of total interest-bearing deposit account balance in 2010. The lower-cost funding base is expected to have a positive impact on the Company’s net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Supervision and Regulation of Banking Activities” included in Item 1, Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits to increase. Additional analysis of the components of the Company’s net interest margin is presented below.

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

	2010 vs. 2009			2009 vs. 2008
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$(510)	$(193)	$(317)	$(484)	$(705)	$221
Securities available for sale(2)	780	(383)	1,163	56	(248)	304
Federal funds sold and other	(168)	(94)	(74)	72	(79)	151
Total interest-earning assets	$102	$(670)	$772	$(356)	$(1,032)	$676

Liabilities:
Demand deposits	$8	$2	$6	$5	$2	$3
Savings deposits	91	(100)	191	198	62	136
Time deposits	(663)	(518)	(145)	(1,158)	(1,174)	16
Other borrowings				-
FHLB Advances	(80)	50	(130)	85	(30)	115
Short-term borrowings	2	-	2	(75)	(53)	(22)
Total interest-bearing liabilities	$(642)	$(566)	$(76)	$(945)	$(1,193)	$248
Net interest income	$744	$(104)	$848	$589	$161	$428

Notes:

(1) Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2) Income is reported on a tax-equivalent basis, assuming a federal income tax rate of 34%.

Average Balance Sheet and Income Data
(In thousands)
	Years Ended December 31,

	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest earning assets:
Loans	$211,708	$13,557	6.40%	$216,629	$14,067	6.49%	$213,350	$14,551	6.82%
Securities Available for Sale	81,918	3,195	3.90%	53,107	2,415	4.55%	46,711	2,358	5.05%
Federal funds sold and other	9,301	41	0.44%	18,058	209	1.16%	6,793	138	2.03%
Total interest earning assets	302,927	16,793	5.54%	287,794	16,691	5.80%	266,854	17,047	6.39%
Non-interest earning assets:
Cash and due from banks	7,194			7,688			9,684
Premises and equipment, net	7,380			7,674			7,685
Other assets	13,893			11,934			10,342
Less allowance for loan losses	(2,865)			(2,302)			(2,008)
TOTAL	$328,529			$312,788			$292,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$39,331	$69	0.18%	$36,145	$61	0.17%	$34,246	$56	0.16%
Savings deposits	68,634	578	0.84%	47,349	487	1.03%	33,413	289	0.86%
Time deposits	133,256	3,728	2.80%	137,940	4,391	3.18%	137,530	5,549	4.03%
Other borrowings
FHLB advances	5,000	125	2.50%	10,655	205	1.92%	4,911	120	2.44%
Short-term borrowings	5,290	27	0.50%	5,089	25	0.50%	6,990	100	1.43%
Total interest bearing liabilities	251,511	4,527	1.80%	237,178	5,169	2.18%	217,090	6,114	2.82%
Non-interest bearing liabilities:
Demand deposits	33,979			34,400			35,466
Other	2,597			3,406			2,263
	288,087			274,984			254,819
Shareholders' equity	40,442			37,804			37,738
TOTAL	$328,529			$312,788			$292,557
Net interest earnings		$12,266			$11,522			$10,933
Interest rate spread			3.74%			3.62%			3.57%
Net interest margin			4.05%			4.00%			4.10%

Notes: Tax-exempt interest income for investment securities has been adjusted to a tax-equivalent basis, resulting in an increase in interest income of $423, $294 and $273 for 2010, 2009 and 2008 respectively.
A Federal income tax rate of 34% was used.

Non-Accrual loans are included in average loans outstanding.

Net Interest Income Analysis

Net interest income, on a tax equivalent basis, increased $744 thousand in 2010 as compared to 2009 and increased $589 thousand in 2009 as compared to 2008. The net interest margin, which is net income expressed as a percentage of earning assets, was 4.05% for 2010, 4.00% for 2009 and 4.10% for 2008. The decline of the net interest margin in 2009 from 2008, when net interest income in 2009 was actually higher than in 2008, was the result of significant growth in average earning assets in 2009 of 7.85%, the majority of the asset growth went into lower yielding securities and overnight funds sold.

The greatest contribution to the improvement of net interest income in 2010 and in 2009 was the significant decrease in interest expense for time deposit accounts in each of the prior years. Interest costs on time deposits declined from $4.391 million or 3.18% for 2009 to $3.728 million or 2.80% in 2010; a decrease of $663 thousand or 17.8%. In 2009, the interest expense for time deposits dropped by $1.158 million to $4.391 million from 2008 when the cost was $5.549 million.

The average earning assets yield for 2010 was 5.54% as compared to 5.80% for 2009; a decrease of 26 basis points for 2010 when compared to 2009 and the yield decreased 59 basis points in 2009 from a yield of 6.39% for 2008. The decrease in earning assets yields over the last 3 years is a direct result of declining interest rates discussed earlier in this section and the decrease of loans as a percentage of total earning assets. In 2008, loans accounted for 80% of average earning assets, this decreased to 75.3% in 2009 and to 69.9% in 2010. Loans generally have significantly higher yields compared to securities and Federal funds sold, as such, have a more positive effect on the net interest margin. Average earning assets for the three- year period were $302.9 million during 2010, $287.8 million during 2009; an increase of $15.1 million or 5.25% from 2009 which was an increase of $20.9 million from 2008 when average earning assets were $266.9 million.

Loans averaged $211.7 million in 2010 this was a decrease of $4.9 million from the $216.6 million in average loans for 2009. During 2009, average loan balances were $3.3 million greater than the average loan balances of $213.3 million in 2008. The average loan yield was 6.40% in 2010 compared to 6.49% in 2009 and 6.82% in 2008. The decline in 2010 of loan interest income of $510 thousand or 9 basis points was attributable to new loans being originated at lower market rates and existing loans repricing to lower rates and a higher level of non-accrual loans for 2010. The $484 thousand decline in loan interest income in 2009 from 2008 was chiefly the result of a rapidly decreasing interest rate environment and the effect of one less day’s interest in 2009 since 2008 was a leap year with 366 days.

Securities averaged 27.0% of earning assets in 2010 or a 45.9% increase as compared to the 18.5% average share in 2009 and 17.5% of average earning assets for 2008. The increase in securities as a percentage of earning assets was the direct result of a combined growth of total assets and ebb and flow of loan demand over the 3-year period. The decline of market interest rates from 2008 to 2010 is evident by the decline of the yield on securities from 5.05% in 2008 to 4.55% in 2009 and to 3.90% for 2010. The average duration of the securities portfolio is generally from 3 to 5 years, which helps to sustain the liquidity position of the balance sheet. This level of duration will react more quickly to changes in interest rates, either up or down. The securities portfolio is structured in a manner that will provide funding for loan demand in the future.

Federal funds sold and other interest bearing account balances comprise the smallest portion of earning assets and it is intended to serve immediate liquidity needs of the Company. During 2010, the average balance was $9.3 million or 3.1% of total earning assets as compared to $18.1 million or 6.2% of earning assets for 2009 and $6.8 million or 2.5% of earning assets for 2008. The yield for 2010 was 0.44% as compared to 1.16% for 2009 and 2.03% for 2008. The decline in yield from 2009 to 2010 was attributable not only to the decline in overnight rates, but also to the fact that CDs the Bank held during 2009 had matured at the end of that year.

Total average interest-bearing liabilities increased $14.3 million to $251.5 million during 2010 as compared to $237.2 million for 2009, which was an increase of $20.1 million over the average interest- bearing liabilities of $217.1 million for 2008. The yield on average interest-bearing liabilities was 1.80% or

38 basis points less than the yield of 2.18% for 2009, which is 64 basis points less than the 2.82% yield for 2008. Total interest expense for 2010 was $4.527 million or $642 thousand less than the $5.169 million reported for 2009 and a decrease of $945 thousand from the interest expense of $6.114 million for 2008. Average deposits increased $19.4 million or 7.6% for 2010 compared to 2009 and $15.2 million or 6.3% in 2009 as compared to 2008. Average interest-bearing deposits increased $19.8 million in 2010 as compared to 2009 and $16.2 million in 2009 as compared to 2008. Average interest-bearing deposits as a percentage of average deposits were 87.6% and compared to 86.6% for 2009 and 85.3% as a percentage for 2008. The average cost of interest-bearing deposits was 1.81% in 2010 compared to 2.23% in 2009 and 2.87% in 2008. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of the decrease in interest rates offered on time deposit accounts due to decreases in average market interest rates and decreases in renewal interest rates on maturing time deposits given the current low interest rate environment.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.74% in 2010 compared to 3.62% in 2009 and 3.57% in 2008. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $750 thousand in 2010 compared to $900 thousand in 2009 and $245 thousand in 2008. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Noninterest Income

The following table illustrates the main revenue sources for non-interest income:

(in thousands)
	2010	2009	2008
Service charges on deposit accounts	$1,036	$1,241	$1,414
Gain on sale or call of securities	32	21	20
Other-than-temporary impairments	-	(562)	-
Less: Noncredit portion of OTTI impairments	-	(502)	-
Net other-than-temporary impairments	-	(60)	-
Net gain on sales of loans	68	71	100
Impairment - other real estate owned	(76)	-	-
Net gain (loss) on sale of OREO	13	(6)	-
Income from bank owned life insurance	292	282	308
ATM fees	649	552	505
Other fees	327	389	386
Total noninterest income	$2,341	$2,490	$2,733

The Company’s noninterest income decreased 5.98% to $2.341 million in 2010, compared to $2.490 million in 2009, and $2.733 million in 2008. Changes in various components of non-interest income are discussed below in more detail.

Service charges on deposit accounts. Service charges on deposit accounts for 2010 decreased $205 thousand, or 16.5%, as compared to 2009. The decrease in service charges on deposit accounts was due to a decrease in service charges on commercial accounts and overdraft/insufficient funds charges on consumer accounts. These decreases were partly offset by an increase in point of sale  income from  PIN-based  debit card transactions which the Company includes with ATM fee income. Service charges on deposit accounts decreased $173 thousand in 2009, or 12.2%, as compared to 2008. In fourth quarter of 2008, management placed a daily limit on the amount a customer could be charged for overdrafts on a consumer deposit account, therefore the full impact of this change was the majority of the reason for the decline in revenue from 2008 to 2009.

Gain on sale or calls of securities. The Company did not have any security sales in 2010 and 2009, the revenue for those years was directly attributable to securities that were called by the issuer prior to maturity. Gain on calls of securities for 2010 was $32.4 thousand as compared to $21.4 thousand for 2009 and $20 thousand for 2008.

Other-than-temporary impairments. At December 31, 2009, management recorded an other-than-temporary impairment relating to what is determined to be a permanent credit loss involving non-agency CMO securities in the amount of $60 thousand. The determination of the credit loss is discussed later in this report under the heading “Impaired Securities”. There was no impairment charge related to credit loss for any of the portfolio securities taken in either 2010 or 2008.

Net gain on sale of loans. The economic recession and the level of interest rates, during the comparative period is the primary reason why the Company reported lower gains on sale of loans. A good portion of the activity in secondary market loan origination and sales is dependent on customers refinancing their existing mortgages. For the comparative period, refinancing activity was seen at its peak during 2008 and declined in 2009 and 2010 as conditions such as property values and income-to-debt ratios became unfavorable for consumers to refinance.

Impairment – other real estate owned. The Company has acquired other real estate owned as a result of foreclosures and the acceptance of deeds-in-lieu of foreclosure. The lack of qualified buyers for these properties has resulted in holding the properties for extended periods. In accordance with accounting standards ASC 310 and ASC 360, management had certain OREO properties re-appraised during 2010 and those property values had declined and this change was reported as an impairment charge of $76 thousand. The Company had no impairment charges in either 2009 or 2008.

Income from bank owned life insurance. The Company maintains insurance policies for certain officers of the Company and the Bank and the increase in cash surrender value related to these policies is reported as non-interest income. The amount recorded as income is determined by the individual insurance companies as is subject to market interest rates. During 2010, $292 thousand was recorded as income as compared to $282 thousand for 2009, and $308 thousand for 2008. The decline in income seen from 2008 to 2009 was primarily the effect of lower market interest rates.

ATM fees. The Company reports revenues from automated teller machines (ATMs), interchange network fees and pin-based debit card transaction fees as ATM fees. For 2010, the Company earned $649 thousand in fee income, or 17.6% higher revenue than the $552 thousand earned in 2009, which was 9.3% greater than the fee income of $505 thousand reported for 2008. In December 2010, the Federal Reserve proposed a new regulation which, if enacted, will significantly impact the level of interchange fees that may be charged. While banks with less than $10 billion in assets (such as this Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Company cannot provide any assurance as to the ultimate impact of this proposal on the amount of income from Visa check card usage reported in future periods; however, based on the current proposal the Company’s revenues from Visa check card usage would likely be significantly reduced from current levels.

Other fees. The other fees category includes ancillary services performed for customers such as check cashing, wire transfers, merchant processing fees, etc. Also included are various fees and dividends received from industry relationships such as banking associations and insurance companies. Income from these sources tends to be variable and can fluctuate from year to year, particularly when one-time rebates are earned by the Company. For 2010, other fees were $327 thousand or a $62 thousand decrease from the $389 thousand received in 2009. Wire transfer and check cashing fees decreased $19 thousand in 2010, and other significant variances included title company dividends decreased $17 thousand in 2010 and one-time vendor rebates of $25 thousand were received in 2009.

Noninterest Expense

The main components of noninterest expense and their respective change are detailed in the table below :

(in thousands)
	2010	2009	2008

Salaries and employee benefits	$5,415	$5,309	$5,162
Occupancy	605	580	609
Equipment	534	571	633
FDIC deposit insurance	506	340	33
Other (1)	2,465	2,169	2,477
Total non-interest expense	$9,525	$8,969	$8,914

(1) Please reference Note 13 of the Consolidated Financial Statements for the principal components of Other Expenses.

The Company’s noninterest expense for 2010 was $9.525 million, an increase of $556 thousand or 6.20% as compared to the $8.969 million recorded in 2009. Non-interest expense for 2009 increased $55 thousand or 0.62% over the $8.914 million for 2008.

Salaries and employee benefits. Salaries and employee benefits costs in 2010 increased $106 thousand or 1.99% to $5.415 million as compared to $5.309 million for 2009 and 2009 costs were an increase of $147 thousand or 2.84% over the costs for 2008. Included in this category is the deferral of loan origination costs which are required by ASC 310-20, “Nonrefundable Fees and Other Costs”. The Accounting Standard requires the deferral of direct loan origination costs, mostly consisting of personnel costs and nonrefundable fees over the life of the loan. The amount deferred is dependent on the number of loans originated in a given period. In years when loan origination activity is less than a previous year, then the deferral of costs will be less, which results in increasing the total amount of compensation costs for the current year. In 2010 loan origination activity was less than in 2009 therefore deferred costs totaled $296 thousand or $128 thousand less than the $424 thousand for 2009 and this was $38 thousand less than the deferred amount of $462 thousand for 2008. Total salaries and employee benefits costs, exclusive of the deferred loan costs, were $5.711 million for 2010 a decrease of $22 thousand from the $5.733 million for 2009 and $5.624 million for 2008. During the comparative period, salaries and employee benefits costs increased $147 thousand from the $5.162 million for 2008 to 2009 when costs were $5.309 million and compares to the increase of $106 thousand or $5.415 million for 2010.

The Company provides a defined benefit pension plan for eligible employees. The service costs and related administrative fees for 2010 were $237 thousand which is a decrease of $120 thousand from the $357 thousand for 2009 and when comparing 2009 to 2008, the cost for 2009 was $125 thousand greater than the $232 thousand for 2008. Service costs are determined by actuarial methods and are affected by a number of factors including expected return on plan assets and these estimates are impacted depending on the overall performance of the economy. Based upon actuarial data provided as of December 31, 2010, the net periodic costs for 2011 are anticipated to be approximately $252 thousand, excluding plan administrative costs.

     Occupancy. Total occupancy expense for 2010 was $605 thousand, which is $25 thousand higher than the $580 thousand expensed in 2009 and compares to the $609 thousand recorded in 2008. The higher cost for 2010 and 2008 is mainly attributable to one-time maintenance costs as compared to the maintenance cost for 2009.  Building depreciation for the comparative period was $238 thousand for 2010,

$229 thousand for 2009 and $223 thousand for 2008. During the last several years, it has been management’s practice to recommend capital budgets that were focused on planned building improvements that avoid significant additional depreciation for future years while maintaining attractive and safe facilities. Local property taxes increased $4.2 thousand to $52.2 thousand from $48 thousand in 2009 and 2008. Utility costs have remained stable for the comparative period with $104 thousand for 2010, $103 thousand for 2009, and $107 thousand for 2008.

Equipment. Total equipment expense for 2010 totaled $534 thousand, a decrease of $37 thousand from the $571 thousand expensed in 2009 and compares to the $633 thousand for 2008. The primary contributor to the year-over-year decreases in equipment expense has been lower equipment depreciation costs. Depreciation expense for 2010 was $354 thousand, a decrease of $29 thousand from the $383 thousand expensed in 2009 and this amount was a reduction of $29 thousand from the $411 thousand expensed in 2008. Equipment replacement, including computer hardware, is on a scheduled basis and equipment purchases are budgeted as part of the Bank’s annual Capital Budget Plan.

FDIC deposit insurance. FDIC deposit insurance expense for 2010 was $506 thousand, an increase of $166 thousand over the $340 thousand in premium expense charged in 2009. The FDIC instituted higher insurance premiums on all insured depository institutions beginning in 2009. This is evidenced by the greater than ten-fold increase in insurance expense from $33 thousand in 2008 to $340 thousand in 2009. In 2009, the Bank paid a special Bank Insurance Fund assessment in the amount of $138 thousand. This was the first special assessment imposed by the FDIC in recent years. Additionally, the Bank’s one-time credit allowance ended as of June 30, 2009. The one-time credit allotted to banks nationwide had been part of the Bank Insurance Fund as of December 31, 1996, the Bank was originally allotted a credit of $244 thousand and during 2008 the Bank realized $119 thousand of this credit against premium costs and for 2009 the Bank realized a credit of $31 thousand. While the one-time credits reduced total premium charges for 2008 and to a lesser degree in 2009 the impact of higher deposit insurance costs on banks to help fund the losses resulting from the high number of bank failures was a significant increase in non-interest expense. The Bank participated in the Transaction Account Guarantee Program during 2010 and 2009. Deposit insurance cost for participating in the TAGP was $7 thousand for 2010 and $6 thousand for 2009. The TAGP was not offered in 2008.

Other expense. Total other expenses for 2010 were $2.465 million, an increase of $296 thousand from the $2.169 million for 2009 and compares to the 2008 cost of $2.477 million. The areas of cost which impacted this category involved expenses related to legal, collection and foreclosure costs for deteriorating loan relationships, renegotiated core processing contracts, and cost reduction related to the branch capture conversion. Some of the more significant components included in other expense are discussed below.

During 2008, management participated in contract renegotiations with its core processing systems vendor. The renewal contract contained numerous cost concessions that will continue for the five-year term of the contract. Billing problems with the core processor prevented the Bank from fully recognizing the savings it should have been able to record in 2008. The core processor resolved most of the billing discrepancies during 2009 and this permitted the Bank to reverse expenses related to these issues in the fourth quarter of 2009.  The cost savings for 21 months resulted in lower costs of $177 thousand in 2009. There was no billing issues related to these various contracts in 2010. Core processing systems expense for 2010 was $546 thousand as compared to $418 thousand for 2009, and is comparable to the $595 thousand recorded for 2008.

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

Collection and foreclosure-related expenses associated with delinquent loans, including legal costs, costs associated with the acquisition, repair and disposal of real estate acquired through foreclosure sales were responsible for $128 thousand in increased costs during 2010 as compared to 2009. In 2009, the Bank incurred an additional $28 thousand, over 2008, for costs associated with foreclosed properties.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance. The effective income tax rate, based on income before taxes is, therefore, lower than the statutory Federal income tax rate of 34%.  Financial institutions in the Commonwealth of Virginia are not subject to a state income tax; rather, a franchise tax is assessed and paid. The cost of the franchise tax is recorded as part of the Other Expense category discussed above.   The effective income tax rate for 2010 was 24.59% or a decrease from 26.43% in 2009 and 27.07% in 2008.  Income taxes for 2010 totaled $961 thousand a decrease of $58 thousand from $1.018 million reported for 2009.  When comparing the income tax expense for 2009 of $1.018 million to the expense for 2008 of $1.146 million or a decrease of $128 thousand from 2008. The decrease in the effective income tax rates over the comparative period is primarily attributed to a higher level of tax-exempt securities income that has been added since 2008.

Asset Quality

Allowance and Provision for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 4 – Allowance for Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Company’s methodology for estimating the appropriate level of the allowance for possible loan losses.

(The remainder of this page is left blank, intentionally.)

Activity in the allowance for possible loan losses is presented in the following table:

Five-Year Loan Charge-offs and Recoveries Summary

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Allowance, beginning of period	$2,673	$2,167	$1,950	$1,935	$1,954
Charge-offs:
Commercial & Agricultural	488	21	-	10	21
Commercial Real Estate	80	-	-	-	-
Real Estate - Mortgage	381	328	101	16	52
Real Estate - Construction	293	-	-	-	-
Consumer	50	100	63	105	82
Total Charge-offs	$1,292	$449	$164	$131	$155

Recoveries:
Commercial & Agricultural	$-	$3	$78	$1	$371
Commercial Real Estate	-	-	-	-	-
Real Estate - Mortgage	5	2	7	5	3
Real Estate - Construction	11	-	-	-	-
Consumer	21	50	51	378	78
Total Recoveries	$37	$55	$136	$384	$452
Net Charge-offs (Recoveries)	$1,255	$394	$28	$(253)	$(297)
Provision for loan losses	$750	$900	$245	$(238)	$(316)
Allowance, end of period	$2,168	$2,673	$2,167	$1,950	$1,935
Ratio of net charge-offs to
average loans outstanding	0.59%	0.18%	0.01%	-0.12%	-0.14%

Net charge-offs during 2010 increased $861 thousand to $1.255 million compared to 2009 while net charge-offs in 2009 increased $366 thousand compared to 2008. As a percentage of average loans, net charge-offs increased 41 basis points in 2010 compared to 2009 and increased 18 basis points in 2009 compared to 2008. The increase in charge-offs in 2010 is reflective of certain business failures, declining collateral value, and foreclosure action taken by the Bank. The continuing recession and the financial weakness of certain customers combined to make any further work-out attempts futile. The predominance of charge-offs in 2009 and in 2008 were concentrated in residential real estate loans. The Bank recognized net recoveries of $253 thousand in 2007 and $297 thousand in 2006 as a result of reaching settlement agreements with loan guarantors. These significant recoveries resulted in a recapture of prior-year provision expense in 2007 of $238 thousand and $316 thousand in 2006.

The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $150 thousand in 2010 to $750 thousand compared to $900 thousand in 2009 and increased $655 thousand in 2009 compared to $245 thousand in 2008. The decrease in the provision for possible loan losses during 2010 is reflective of a decreasing trend in the level of non-performing loans. The increase in the provision for possible loan losses during 2009 compared to 2008 was partly due to higher levels of net charge-offs, an increase in classified loans and declining collateral values related to the weaker economic conditions.

After considering factors such as portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of new loans, as well as other factors deserving recognition, the allowance for loan losses was set at $2.168 million at December 31, 2010. This is a decrease of $505 thousand from December 31, 2009 and $1 thousand greater than the allowance balance at December 31, 2008. The lingering effects of the economic recession could lead to a higher level of nonperforming loans during 2011, which may require a higher provision for loan losses.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial &
Agricultural	$224	7.15%	$663	7.22%	$345	9.32%	$346	11.18%	$452	10.15%
Commercial Real
Estate Loans	560	30.23%	878	31.14%	606	27.56%	1,031	25.25%	913	24.16%
Real Estate -
Mortgage	876	50.98%	761	49.26%	535	47.76%	351	45.82%	315	47.76%
Real Estate -
Construction	203	6.39%	273	5.82%	417	7.66%	108	8.85%	97	8.75%
Consumer loans	56	5.25%	98	6.56%	264	7.70%	114	8.90%	158	9.18%
Unallocated	249	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Balance End of
Period	$2,168	100.00%	$2,673	100.00%	$2,167	100.00%	$1,950	100.00%	$1,935	100.00%

Non-Performing Assets

Year-end non-performing assets and accruing past due loans were as follows:

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Non-accrual loans	$3,836	$5,259	$1,115	$1,179	$1,739
Troubled debt restructurings (not on non-accrual)	1,328	-	-	-	-
Loans past due 90 days or more
and still accruing	117	83	241	- -	- -
Other real estate owned	3,425	1,073	957	- -	85
Total Non-performing assets	$8,706	$6,415	$2,313	$1,179	$1,824

Non-performing assets include non-accrual loans, troubled debt restructurings, and foreclosed assets. Other real estate owned balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Bank.  The Bank regularly evaluates the carrying value of such assets and adjusts the balances as required by recording an impairment charge to current earnings. The Bank actively markets such properties to reduce potential losses.  Expenses related to carrying these assets are recorded in current earnings.

Financial Condition

Summary

At December 31, 2010, the Company had total assets of $330.5 million compared to $321.0 million at December 31, 2009.  The increase is total assets was funded by a combination of growth in deposit balances, borrowed funds and retained earnings and was invested primarily in short term securities.

Stockholders’ equity at December 31, 2010 was $39.6 million compared to $39.0 million at December 31, 2009.  The net increase in total equity is namely the result of the increase in market values of available for sale securities and the decrease in the unfunded pension liability.  (Refer to Consolidated Statements of Changes in Stockholders’ Equity for further details.)

 Loan Portfolio

The Bank uses the funds generated from deposits, short-term FHLB advances, combined with investment portfolio liquidity to support its lending activities and it competes aggressively for loans in its market areas.  Loan originations for 2010 totaled $32.9 million or a 47.4% decrease over the $62.5 million originated in 2009.  Management attributes the lower amount of loan originations due to the economic recession, customers’ desire to reduce debt levels given the uncertain jobs climate, and a larger number of applicants who did not meet loan underwriting requirements.  A lower level of loan originations did not mean a decline in total loans; at December 31, 2009, loans totaled $217.5 million or an increase of $4.5 million from the $213.0 million at December 31, 2008. (The Bank does not make loans outside of the United States.)

Loans are made predominantly to individuals and businesses located in the Bank’s trade area.  Approximately 87.5% of the loan portfolio on December 31, 2010 was composed of real estate secured loans.

Summary of Loans Held for Investment

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Commercial & Agricultural	$14,500	$15,705	$19,859	$23,643	$20,324
Commercial Real Estate	61,268	67,740	58,714	53,362	48,358
Real Estate - Mortgage	103,336	107,166	101,750	96,831	95,601
Real Estate - Construction	12,943	12,660	16,321	18,697	17,510
Consumer	10,636	14,264	16,402	18,798	18,376
Total Loans	$202,683	$217,535	$213,046	$211,331	$200,169

           The Company does not engage in highly leveraged transactions.  Commitments to extend credit and standby letters of credit to customers in the normal course of business totaled $24.2 million at December 31, 2010.  (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2010.

		Maturing After One	After
	Within	But Within	Five
(In thousands)	One Year	Five Years	Years	Total

Commercial & Agricultural	$9,815	$4,169	$516	$14,500
Commercial Real Estate	18,429	39,345	3,494	61,268
Real Estate - Mortgage	24,141	66,661	12,534	103,336
Real Estate - Construction	4,701	7,543	699	12,943
Consumer	1,736	8,572	328	10,636
Total Loans	$58,822	$126,290	$17,571	$202,683
Maturities after one year with:
Fixed interest rates:		$83,755	$10,006	$93,761
Variable interest rates:		$42,535	$7,565	$50,100

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

The investment policy does not require the immediate liquidation of any security that falls below the investment grade rating of BBB minus for Fitch and S&P, or Baa3 for Moody’s.  The liquidation of a security simply due to a credit rating change without considering other factors such as the likelihood of the security recovering from the downgrade or the possibility of ultimately recovering the full book value of the security might lead to taking losses, unnecessarily.  If a security falls below investment grade, management is required to monitor the security for any subsequent deterioration and to provide the board of directors with an update, monthly.  As of December 31, 2010, the Company held five securities with below investment grade ratings.  These securities are discussed below under “Impaired Securities”.

All investment securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and the accretion of discounts.  By classifying the securities as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

The Company’s investment securities portfolio grew $16 million or 23.9% from December 31, 2009 to December 31, 2010.  This dramatic growth was due primarily to factors including deposit growth during 2010, lower loan demand during 2010, and the investment of overnight funds held at December 31, 2009.  The Bank experienced deposit growth of 3.4% from December 31, 2009 to December 31, 2010.  While management prefers to see balance sheet growth being channeled into loan growth, given the greater earnings spread that generally exists for loans versus investment securities, loan demand slowed significantly during the later half of 2009.  At December 31, 2008, management purposely held higher levels of liquidity given the instability of the national economy, the daily inundation by the news media of worsening conditions and the uncertainty of how customers might react to this crisis.  Available for sale securities represented 25% of total assets at December 31, 2010 as compared to 21% of total assets at December 31, 2009.

The table below provides the consolidated investment portfolios for both the Company and the Bank.

Investment Securities Portfolio

	December 31,
(in thousands)	2010	2009	2008

U.S. Government and federal agency	$16,705	$26,370	$8,562
State and political subdivisions	28,704	19,100	16,493
Agency mortgage-backed	34,259	17,508	13,963
Non-agency mortgage-backed	2,275	3,022	3,022
Other	801	777	1,441
Total available for sale securities	$82,744	$66,777	$43,481

	Projected Maturities for Investment Securities Portfolio
	At December 31, 2010
			After One Year		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
		T/E		T/E		T/E		T/E
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S government
and federal agencies	$-	0.00%	$4,772	2.27%	$9,925	2.71%	$2,008	2.93%
State and municipal	302	4.28%	4,497	4.26%	1,638	5.62%	22,267	5.77%
Agency mortgage backed	-	0.00%	305	4.24%	1,194	4.79%	32,760	3.67%
Non-agency mortgage-backed	-	0.00%	-	0.00%	-	0.00%	2,275	5.46%
Other	-	0.00%	-	0.00%	801	5.28%	-	0.00%
Total	$302		$9,574		$13,558		$59,310

Mortgage backed securities are detailed in the above table based on expected weighted average maturities of the individual security.  The tax equivalent yield is based upon a federal income rate of 34%.

At December 31, 2010 and 2009, investment securities with a market value of $27,828,340 and $24,874,000, respectively, were pledged to collateralize public deposits and for other purposes.

Impaired Securities

As of December 31, 2010, the Company had a total of five investment securities that are considered non-Agency collateralized mortgage obligations (CMO) that were securitized by private firms and not by the Federal agencies, Fannie Mae (FNMA) or Freddie Mac (FHLMC). At December 31, 2010, all five securities were rated below investment grade. The Company’s investment policy does require quarterly monitoring of any security that is downgraded below investment grade; however the policy does not require the sale of the security simply based on the downgrading event. Management discusses the result of its quarterly impairment analysis to the ALCO Committee and to the full Board of Directors. The underlying collateral consists of jumbo, fixed-rate, residential mortgage loans with original 30-year terms. Jumbo mortgages are loans that have original loan balances that exceed $417,000. Collectively, these securities had a book value at December 31, 2010 of $2,526,114 and represented 2.9% of the total available for sale securities’ book value of $85,507,616. Monthly payments continue to be received on each security which represents principal and interest payments made by the underlying mortgagors.

CMOs are a hybrid form of a mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The securities were purchased between November 2005 and December 2007. The Company purchased senior tranches of each security and each security met all of the investment policy’s pre-purchase requirements. The purchase of a senior tranche provides that the investor is paid out first with prepayments and repayments of principal and interest until they are paid off. The yield of a senior tranche is typically lower as compared to less senior tranches, conversely, the risk of bearing credit losses is deemed to be less in a senior tranche than it is for the lower tranches which inherently carry higher risk of loss as a result of credit defaults. The securities were rated by the credit rating agencies, Fitch and Standard & Poors, as AAA when purchased.

Since the announced downgrades by the credit rating agencies, Fitch and Standard & Poors, management has used the results from analytical cash flow models which it obtains from third party consultants to determine these securities might be other than temporarily impaired (OTTI).  Among the inputs used for the analytical model are the current credit default statistics of each individual security.  The models project the future cash flows assuming that the default statistics remain unchanged until the security’s stated maturity date.  The results of the stress testing concluded that as of December 31, 2010, there existed some likelihood of credit losses in three of the five CMO securities. The projected loss is less than the $60 thousand impairment allowance that was recorded at December 31, 2009. Management believes that as of December 31, 2010 an additional impairment charge was not considered necessary.

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

The average balance for 2010 of all interest bearing deposit account products was $241.2 million, an increase of $19.8 million or 8.94% as compared to the average balance of $221.4 million for 2009.  The average rate of interest-bearing deposit accounts was 1.81% for 2010 and this is a decrease of 42 basis points from the rate of 2.23% for 2009.  Management places an emphasis on increasing lower cost deposit account balances, which includes savings, money market and interest-bearing checking accounts, as a means of managing the net interest margin. For 2010, the average balance of noninterest demand deposit accounts decreased $421 thousand for an average of $34.0 million during 2010 as compared to an average balance of $34.4 million for 2009. The economic downturn has forced individuals and businesses to rely on cash in their accounts for everyday living expenditures and business operations and to pay down individual or business debt.

The low cost deposit account strategy also includes money market accounts. During 2010, average balances of money market accounts increased $20.5 million for an annual average balance of $50.3 million for 2010 as compared to an annual average balance of $29.8 million for 2009.  For 2010, the average cost for money market accounts was 1.01%, a decrease of 89 basis points from the average cost of 1.90% for 2009. Many customers discovered the benefits of the Bank’s tiered money market account product; especially when short-term CD rates were comparable and this product offered greater ease of access to funds as compared to time deposits.

Other low cost deposit accounts such as interest-bearing demand deposit accounts and savings accounts had average annual balance for 2010 of $57.7 million, an increase of $4.0 million in comparison to an average balance of $53.7 million for 2009. Time deposits had an average balance of $133.3 million for 2010 or a decrease of $4.7 million when compared to the average balance of $137.9 million for 2009.

Average Deposits and Rates Paid

	2010		2009		2008
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing
demand deposits	$33,979		$34,400		$35,466
Interest bearing demand
deposits	39,331	0.18%	36,145	0.17%	34,246	0.16%
Savings deposits	68,634	0.84%	47,349	1.03%	33,413	0.86%
Time deposits	133,256	2.80%	137,940	3.18%	137,530	4.03%
Total	$275,200	1.61%	$255,834	1.93%	$240,655	2.45%

The Company’s time deposits with balances of $100,000 or more totaled $55.1 million at December 31, 2010, and comprised 19.8% of the Company’s total deposits.  These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturity Projection of Time Deposits over $100,000
December 31,
(in thousands)	2010

3 months or less	$8,459
3months to 6 months	4,518
6 months to 12 months	15,647
Over 1 year	26,496
Total	$55,120

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

Outstanding Financial Instruments with Credit Risk

	December 31,
	2010	2009
	(In thousands)
Commitments to extend credit	$ 23,489	$ 23,375
Standby letters of credit	671	632

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

Liquidity

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Bank seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset/liability management.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, maturities and cash flow from available for sale securities and federal funds sold and resell agreements.

Liability liquidity is provided by access to funding sources which include core deposits, federal funds purchased and advances obtained through banking correspondents. Federal funds lines of credit are maintained with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta and with major regional banks that totaled $77.0 million at December 31, 2010.

At December 31, 2010 and 2009, the Company had outstanding advances totaling $5,000,000 with the Federal Home Loan Bank of Atlanta, detailed below.

	December 31,
	2010	2009
Five-year / two -year convertible advance at 2.47%
maturing February 5, 2013	5,000,000	5,000,000
	$5,000,000	$5,000,000

Since Citizens Bancorp of Virginia, Inc. is a holding company and does not conduct operations its primary sources of liquidity are from its investment portfolio and from dividends that are up streamed from the Bank. Banking regulations may limit the amount of dividends that may be paid by the Bank to the Company. See Note 14 – Regulatory Matters in the accompanying notes to the financial statements included elsewhere in this report regarding such dividends. At December 31, 2010, the Company had liquid assets, including cash, interest bearing deposits in correspondent banks, overnight federal funds and unpledged available for sale securities totaling $77.7 million.

The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

Capital

The Company’s principal source of capital is generated through retained earnings. In 2010, $1,131,099, or 38%, of earnings were retained and added to the capital of the Company.

Capital growth has historically benefited from our level of dividend payout limits. In 2010 the dividend payout represented 54% of net income.  The Company’s current dividend policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing twelve months.  The ratio of average equity to average assets was 12.31% in 2010, compared to 12.09% in 2009.   Stockholders’ equity was $39,638,000 at December 31, 2010.

The Company’s Tier I Leverage ratio was 12.2% at December 31, 2010.  The Tier I risk-based capital ratio for the Company was 20.6% on December 31, 2010 while the Tier II or total risk-based capital ratio was 21.7%.   Both Tier I and total risk-based capital ratios at December 31, 2010 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,606,000 were declared in 2010 which represents a payout ratio of 54% compared to a payout ratio of 57% in 2009.  It is anticipated that internally generated funds will cover any capital improvements in 2011.  The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

A stock repurchase plan is ongoing since September 1, 2007.  The plan is intended to provide additional liquidity in the trading of the Company’s stock and to provide the Company with opportunities to reduce the number of shares outstanding.  (Additional information on the stock repurchase plan is discussed in Part II, Item 5, earlier in this report.)

Capital Expenditures

Capital expenditures were $184 thousand in 2010 compared to $397 thousand in 2009.  The capital expenditures in 2010 were focused on the installation of a new drive up equipment for the Amelia and

Farmville South branches the installation of security camera systems at the Colonial Heights and Chesterfield branch locations.

Capital expenditures approved by the Board of Directors for 2011 totals $158 thousand and primarily consist of replacing building components and equipment.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy historically available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. In addition, the Federal Reserve Board has taken a variety of extraordinary actions during the current recession that have had a material expansionary effect on the money supply. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.

Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Company cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.

Recent Developments

First Quarter 2011 Cash Dividend Approved

On March 24, 2011, the Board of Directors of the Company approved a $0.17 per share quarterly cash dividend that will be payable on April 15, 2011 to shareholders of record on April 4, 2011.  Based upon the closing stock price recorded on March 16, 2011, of $13.35, this quarterly dividend results in an annualized yield of 5.09%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, the Company is primarily exposed to interest rate risk (IRR) and, to a lesser extent, liquidity risk.

Interest rate risk on the Company’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The Company seeks to avoid fluctuations in its net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (ALCO), which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Company uses a simulation model on a quarterly basis to measure IRR.  This model utilizes the Company’s financial data and various management assumptions and projections as they relate to growth, interest rates, noninterest income and noninterest expenses in order to forecast the interest sensitivity of the Company and its potential impact on net interest income, earnings and equity.  The model projects a “most likely” forecast which is then “shocked” with various interest rate increases and decreases in order to project the short term effects on net interest income and net income.  The model also projects the effects on the economic value of equity (EVE) of the Company using the same interest rate increases and decreases.  The EVE sensitivity measure is a measure of the long-term risk of the Bank. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities. The "gap analysis" is the difference between the amounts of such assets and liabilities that are subject to such repricing.  An "asset sensitive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period.  In a rising interest rate environment, an institution with an asset sensitive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities.  Conversely, the cost of funds for an institution with an asset sensitive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment.  Changes in interest rates generally have the opposite effect on an institution with a "liability sensitive" gap.

The Company’s balance sheet has historically been asset sensitive. At December 31, 2010, the Company’s asset/liability model analysis indicated that the Company remains asset sensitive for 2011 and 2012, on a cumulative gap basis. The static gap analysis table, shown below, indicates that the Company is asset sensitive for the first 90 days of 2011 and becomes liability sensitive for the remainder of 2011 when $76.7 million in interest-bearing liabilities will mature or reprice as compared to $54.9 million of interest earning assets that will mature or reprice over the same period. The majority of the effect from interest-bearing liabilities will be from time deposits or CDs. It is expected that the maturity of CDs and their renewal at current rates should have a positive effect on net interest income by decreasing interest expense.

The ALCO adopted an interest rate forecast that called for interest rates to remain at generally the same level they were at December 2010 for all of 2011, through the third quarter of 2012. It is expected that at the start of the fourth quarter of 2012 interest rates, especially short-term rates will rise by approximately 25 basis points. Therefore, being asset sensitive in a steady or slightly rising rate environment would have a positive impact on net interest income. Interest rate consensus forecasts are updated quarterly by ALCO.

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates, on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net interest income and the effect on net income from sudden changes in interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The model simulation results presented below are based upon the instantaneous increase or decrease (shock) of current interest rates at December 31, 2010. This method meets regulatory requirements.  The Company’s management does recognize that rate shocks represent the most severe of interest rate change scenarios. The model utilizes current market interest rates to measure against the Company’s portfolio rates for earning assets, deposits and other interest sensitive liabilities in order to compute the economic value of equity.

Summary Interest Rate Risk Measures
	December 31,
	2010	2009
Net Interest income - 12-month simulation:
+ 200 basis point shock vs. current rates	5.06%	+3.9%
- 200 basis point shock vs. current rates	-4.75%	-6.3%

Economic Value of Equity change:	($ in thousands)
Book Value of Equity at current rates	$39,638	$38,989
Market Value of Equity at current rates	$55,113	$40,052
+ 200 basis point shock vs. current rates	4.33%	-10.2%
- 200 basis point shock vs. current rates	5.44%	-3.7%

(Remainder of this page left blank, intentionally.)

The following static gap table illustrates the Company’s interest rate sensitivity between interest earnings assets and interest-bearing liabilities over time:

	At December 31, 2010
	(In thousands)
	Within	91 to 365	1 to 2	2 to 4	Over 4	Non	Total
	90 Days	Days	Years	Years	Years	Sensitive	Company
Assets
Cash & due from banks	$-	$-	$-	$-	$-	$5,427	$5,427
Securities, at fair value	15,188	15,545	10,190	10,877	30,944	-	82,744
Restricted securities	1,079	-	-	-	-	-	1,079
Federal funds sold	15,460	-	-	-	-	-	15,460
Interest-bearing deposits in banks	325	544	988	-	-	-	1,857
Loans, net of unearned income	46,992	38,832	38,987	55,877	17,570	2,257	200,515
Premises & equipment	-	-	-	-	-	7,136	7,136
Other assets	-	-	-	-	-	16,237	16,237
Total assets	$79,044	$54,921	$50,165	$66,754	$48,514	$31,057	$330,455

Liabilities
Non interest bearing deposits	$-	$-	$-	$-	$-	$33,161	33,161
NOW Accounts	2,035	6,105	8,141	16,282	8,141	-	39,855
Money market accounts	5,040	15,118	20,157	13,438	-	-	53,753
Savings accounts	895	2,680	3,573	7,146	3,573	-	17,867
Time deposits	16,495	51,745	30,829	23,900	10,383	-	133,352
Borrowings	343	1,030	1,373	7,403	-	-	10,149
Other liabilities	-	-	-	-	-	1,831	2,680
Total equity	-	-	-	-	-	39,638	39,638
Total liabilities & equity	$24,808	$76,678	$64,073	$68,169	$22,097	$74,630	$330,455
Cumulative gap	54,236	32,479	18,571	17,156	43,573	-
Cumulative GAP / total assets (%)	16.41%	9.83%	5.62%	5.19%	13.19%	0.00%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company does not have any changes or disagreements with respect to accounting or financial disclosure with its external accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. There were no changes in internal controls during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

           Effective September 21, 2010, the Securities and Exchange Commission enacted a final rule voted to permanently exempt non-accelerated filers from the requirement in Section 404(b) of the

Sarbanes-Oxley Act of 2002 to obtain an external audit on the effectiveness of internal controls over financial reporting.  The Company is considered a non-accelerated filer and is therefore exempt.

ITEM 9B.	OTHER INFORMATION

None to report.

(Remainder of this page is left blank, intentionally.)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)	(3) Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2009).

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

(b)     Exhibits - - See Item 15(a)(3) above.

(c)     Financial Statement Schedules - - See Item 15(a)(2) above.

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2010

C O N T E N T S

Certified Public Accountants
        and Consultants

To the Shareholders and Board of Directors
Citizens Bancorp of Virginia, Inc.
Blackstone, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 31, 2011

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2010 and 2009

Assets	2010		2009
Cash and due from banks		$5,427,172		$6,339,112
Interest-bearing deposits in banks		1,857,210		1,107,791
Federal funds sold		15,460,000		9,588,000
Securities available for sale, at fair market value		82,744,835		66,777,472
Restricted securities, at cost		1,079,100		1,189,300
Loans, net of allowance for loan losses of $2,167,968 in 2010
and $2,673,115 in 2009		200,515,124		214,862,153
Premises and equipment, net		7,135,574		7,543,928
Accrued interest receivable		1,815,761		1,859,606
Other assets		10,995,667		10,637,475
Other real estate owned, net of valuation allowance of $75,905 in 2010
and $0 in 2009		3,425,050		1,072,719
Total assets		$330,455,493		$320,977,556
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing		$33,160,591		$33,999,202
Interest-bearing		244,827,351		234,796,673
Total deposits		$277,987,942		$268,795,875
FHLB advances		5,000,000		5,000,000
Other borrowings		5,148,759		5,482,681
Accrued interest payable		886,573		954,980
Accrued expenses and other liabilities		1,794,634		1,754,427
Total liabilities		$290,817,908		$281,987,963
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$	- -	$	- -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,353,509 in 2010 and 2,371,139 in 2009		1,176,755		1,185,569
Retained earnings		39,307,978		38,176,879
Accumulated other comprehensive (loss), net		(847,148)		(372,855)
Total stockholders' equity		$39,637,585		$38,989,593
Total liabilities and stockholders' equity		$330,455,493		$320,977,556

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest and Dividend Income
Loans, including fees	$13,557,080	$14,067,478	$14,550,641
Investment securities:
Taxable	1,951,048	1,549,141	1,515,204
Tax-exempt	821,203	571,492	530,237
Federal funds sold	18,902	24,077	17,721
Other	22,080	184,731	159,987
Total interest and dividend income	$16,370,313	$16,396,919	$16,773,790

Interest Expense
Deposits	$4,375,345	$4,938,636	$5,893,992
Borrowings	151,663	230,356	220,283
Total interest expense	$4,527,008	$5,168,992	$6,114,275

Net interest income	$11,843,305	$11,227,927	$10,659,515
Provision for Loan Losses	750,000	900,000	245,000
Net interest income after provision for
loan losses	$11,093,305	$10,327,927	$10,414,515

Noninterest Income
Service charges on deposit accounts	$1,035,792	$1,240,526	$1,413,615
Net gain on sales and call of securities	32,419	21,409	19,821
Other-than-temporary impairment of securities	- -	(561,549)	- -
Less: Noncredit portion of OTTI impairment(a)	- -	(501,549)	- -
Net other-than-temporary impairment	- -	(60,000)	- -
Net gain on sales of loans	68,110	71,414	100,255
Impairment - other real estate owned	(75,905)	- -	- -
Net gain (loss) on sale of other real estate owned	12,686	(6,207)	- -
Income from bank-owned life insurance	291,941	281,695	307,892
ATM fee income	649,129	551,499	505,338
Other	326,783	389,438	385,663
Total noninterest income	$2,340,955	$2,489,774	$2,732,584

Noninterest Expenses
Salaries	$5,414,782	$5,309,111	$5,162,291
Occupancy	605,051	580,197	608,709
Equipment	533,777	570,763	633,121
FDIC deposit insurance	506,692	340,226	33,508
Other	2,464,995	2,168,303	2,476,731
Total noninterest expense	$9,525,297	$8,968,600	$8,914,360

Income before income taxes	$3,908,963	$3,849,101	$4,232,739

Provision for income taxes	961,431	1,017,522	1,145,991

Net income	$2,947,532	$2,831,579	$3,086,748

Earnings Per Share, basic and diluted	$1.25	$1.19	$1.28
(a)Included in accumulated other comprehensive income.
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2010, 2009 and 2008
			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2007	$1,217,275	$36,416,195	$(302,932)		$37,330,538
Comprehensive income:
Net income	- -	3,086,748	- -	$3,086,748	3,086,748
Other comprehensive (loss), net of tax
Unrealized (losses) on securities available
for sale, net of tax of $474,876	- -	- -	(921,819)	(921,819)	(921,819)
Less: reclassification adjustment for gain on
sale of securities, net of tax of $6,739	- -	- -	(13,082)	(13,082)	(13,082)
Change in unfunded pension liability,
net of tax of $419,412	- -	- -	(814,153)	(814,153)	(814,153)
Total other comprehensive loss				$(1,749,054)
Total comprehensive income				$1,337,694
Effects of changing the pension plan
measurement date pursuant to
ASC 715-30-25, net of tax of $19,352	- -	(37,566)	- -		(37,566)
Shares repurchased	(21,785)	(629,774)	- -		(651,559)
Cash dividends declared ($.68 per share)	- -	(1,637,186)	- -		(1,637,186)
Balance at December 31, 2008	$1,195,490	$37,198,417	$(2,051,986)		$36,341,921
Comprehensive income:
Net income	- -	2,831,579	- -	$2,831,579	2,831,579
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($566,634)	- -	- -	1,099,936	1,099,936	1,099,936
Less: reclassification adjustment for gain on
on sale of securities, net of tax of $7,279	- -	- -	(14,130)	(14,130)	(14,130)
Add: reclassification adjustment on
securities other than temporarily
impaired, net of tax of ($20,400)	- -	- -	39,600	39,600	39,600
Change in unfunded pension liability, net
of tax of ($285,252)	- -	- -	553,725	553,725	553,725
Total other comprehensive income				$1,639,531
Total comprehensive income				$4,510,710
Shares repurchased	(9,921)	(236,608)	- -		(246,529)
Cash dividends declared ($.68 per share)	- -	(1,616,509)	- -		(1,616,509)
Balance at December 31, 2009	$1,185,569	$38,176,879	$(372,855)		$38,989,593
Comprehensive income:
Net income	- -	2,947,532	- -	$2,947,532	2,947,532
Other comprehensive (loss), net of tax
Unrealized (losses) on securities available
for sale, net of tax of $119,131	- -	- -	(231,254)	(231,254)	(231,254)
Less: reclassification adjustment for gain on
sale of securities, net of tax of $11,022	- -	- -	(21,397)	(21,397)	(21,397)
Change in unfunded pension liability, net
of tax of $114,180	- -	- -	(221,642)	(221,642)	(221,642)
Total other comprehensive loss				$(474,293)
Total comprehensive income				$2,473,239
Shares repurchased	(8,814)	(210,405)	- -		(219,219)
Cash dividends declared ($.68 per share)	- -	(1,606,028)	- -		(1,606,028)
Balance at December 31, 2010	$1,176,755	$39,307,978	$(847,148)		$39,637,585

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$2,947,532	$2,831,579	$3,086,748
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	592,302	612,667	633,906
Provision for loan losses	750,000	900,000	245,000
Net gain on sales of loans	(68,110)	(71,414)	(100,255)
Origination of loans held for sale	(4,436,359)	(5,589,945)	(7,280,811)
Proceeds from sales of loans	4,504,469	5,661,359	7,381,066
Net (gain) on sales and calls of securities	(32,419)	(21,409)	(19,821)
Other than temporary impairment of securities	- -	60,000	- -
Impairment of other real estate owned	75,905	- -	- -
Net (gain) loss on sale of other real estate owned	(12,686)	6,207	- -
Net amortization of securities	272,952	203,327	61,628
Deferred tax (benefit)	(126,813)	(488,589)	(48,480)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	43,845	(117,921)	114,899
Decrease (increase) in other assets	12,955	(1,778,280)	(503,378)
(Decrease) in accrued interest payable	(68,407)	(199,500)	(385,788)
(Decrease) increase in accrued expenses
and other liabilities	(295,615)	271,265	272,658
Net cash provided by operating activities	$4,159,551	$2,279,346	$3,457,372
Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$47,045,378	$22,815,000	$15,793,135
Maturities and prepayments	10,904,031	8,814,224	8,379,710
Purchases	(74,540,110)	(53,462,121)	(20,660,215)
Redemption (purchase) of restricted securities	110,200	(28,300)	(530,400)
Improvements of other real estate owned	- -	(6,814)	- -
Net decrease (increase) in loans	10,961,979	(5,382,834)	(2,700,759)
Purchases of land, premises and equipment	(183,948)	(397,332)	(631,601)
Proceeds from sale of other real estate owned	219,500	385,000	- -
Net cash (used in) investing activities	$(5,482,970)	$(27,263,177)	$(350,130)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Financing Activities
Net increase in deposits	$9,192,067	$19,654,747	$6,134,178
Net increase (decrease) in borrowings	(333,922)	(5,700,672)	8,859,841
Dividends paid	(1,606,028)	(1,616,509)	(1,637,186)
Repurchase of common stock	(219,219)	(246,529)	(651,599)
Net cash provided by financing activities	$7,032,898	$12,091,037	$12,705,234
Net increase (decrease) in cash and cash
equivalents	$5,709,479	$(12,892,794)	$15,812,476
Cash and Cash Equivalents
Beginning of year	17,034,903	29,927,697	14,115,221
End of year	$22,744,382	$17,034,903	$29,927,697
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,595,415	$5,368,492	$6,500,063
Income taxes	$1,390,000	$1,355,000	$1,243,573
Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$2,635,050	$500,000	$957,112
Unrealized gains (losses) on available for sale
securities	$(382,804)	$1,705,161	$(1,416,516)
Minimum pension liability adjustment	$335,822	$(838,977)	$1,290,483

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

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

Basis of Presentation

The consolidated financial statements include the accounts of Citizens Bancorp of Virginia, Inc. and its wholly-owned subsidiary, Citizens Bank and Trust Company.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Consolidated Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles and conform to predominant practices within the financial services industry.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities with other than temporary impairment, deferred income taxes, other real estate owned, and fair value measurements.

Amounts in prior years’ Consolidated Financial Statements are reclassified whenever necessary to conform to the current year’s presentation.

Management has evaluated the impact of subsequent events on these financial statements through the date these financial statements were available to be issued.

Cash and Due from Banks, Interest-bearing Deposits in Banks, and Federal Funds Sold

Cash and due from banks include cash and balances due from correspondent banks which are deposited in both non-interest bearing and interest-bearing accounts and federal funds sold.  With the exception of certain FDIC-insured time deposits, all balances are readily available for use by the Company and its subsidiary.

The Company maintains deposits with correspondent banks in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

The Company was required to have $139,000 and $146,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009. These deposits with the Federal Reserve Bank do not earn interest.

Securities

The Company classifies all investment securities as available for sale as of December 31, 2010 and 2009.  Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.  Other-than-temporary-impairment, deemed to be credit-related, is charged to earnings as realized losses.

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

Restricted Securities

The Company is required to maintain an investment in the capital stock of the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta.  No ready market exists for this stock, and it has no quoted market value.  The Company’s investment in these stocks is recorded at cost.

Loans

The recorded investment in loans represents the principal amount outstanding net of deferred origination costs.  The deferred origination costs together with loan origination fees are recognized as an adjustment of the related loan yield using the interest method. Interest on loans is credited to operations based on the principal amount outstanding. Management has the intent and ability to hold the loans for the foreseeable future or until maturity or pay-off.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans and homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Troubled Debt Restructurings (TDRs)

Troubled Debt Restructurings occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status. As of December 31, 2010, the Company had $1.7 million in loans which had been modified as TDRs and the Company did not report any TDRs at December 31, 2009.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

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

All losses of principal are charged against the allowance when incurred or when it is determined that the loan principal will either be entirely or partially uncollectable as a result of either cash payments and/or the liquidation of the loan's collateral. This methodology applies to all loan segments that are secured by collateral property. For commercial unsecured loans, the financial strength of the loan guarantors will be evaluated to determine what portion of the outstanding loan balance can be repaid. Any unrecoverable amount is charged-oft. Unsecured consumer loans are charged-off after 60 days of non-payment. Subsequent recoveries, if any, are credited to the allowance.

The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” This process consists of the identification of specific reserves for identified problem commercial loans.  The specific component relates to loans that are classified as either doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The calculation of the general reserve involves several steps and covers non-classified loans and special mention loans.  A historical loss factor is applied to each loan classification.  The historical loss factor is referred to as the Historical Net Charge-off Ratio (HNCR). The HNCR is calculated by using an average of the net charge-offs, by loan segment, for a rolling 36-month period and also includes any specific reserves that are assigned to any individual, impaired loans as though these amounts were charged-off.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects subjective elements (economic conditions, portfolio growth rate, portfolio management, credit policy, and others). This methodology is applied to the commercial, residential mortgage, and consumer portfolios and represents the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Additional information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 4 – Allowance for Loan Losses.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

Premises and Equipment

Land is carried at cost.   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed by the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of the assets range from 3 to 39 years. Leasehold improvements are generally depreciated over the lesser of the lease term or the estimated useful lives of the improvements. Major improvements are capitalized while maintenance and repairs are charged to expense as incurred.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

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

The Company files a consolidated Federal income tax return with the Bank. Federal income tax expense or benefit has been allocated to each on a separate return basis. The Commonwealth of Virginia has a Bank Franchise Tax in lieu of a state income tax. The Bank files a Bank Franchise Tax and the expense is recorded as non-interest expense.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

Defined Benefit Pension Plan

The Company provides a noncontributory pension plan covering substantially all of the Company’s employees who are eligible based on age and length of service.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Comprehensive Income

Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale and changes in the net actuarial gain/loss on defined benefit pension plan. Accumulated other comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity.

Transfer of Assets

Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans and (3) the Company does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

Advertising

Advertising costs are expensed as incurred.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding. The Company has no dilutive or potentially dilutive common stock equivalents. For the years ending December 31, 2010, 2009 and 2008, the weighted-average common shares outstanding were 2,363,947, 2,380,366, and 2,412,954 respectively.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. See Note 15 - Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Any such valuation adjustments are applied consistently over time.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements as the Company does not have any variable interest entities or conduits.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

Accounting Standards Not Yet Effective

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 1.  Summary of Significant Accounting Policies  (continued)

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have any impact on the Company’s consolidated financial statements since the Company did not have any goodwill reported on its balance sheet at December 31, 2010.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$16,760,317	$35,511	$(90,553)	$16,705,275
State and municipal	29,141,849	208,838	(646,328)	28,704,359
Agency mortgage-backed	33,827,794	629,438	(198,402)	34,258,830
Non-agency mortgage-backed	2,466,113	1,047	(192,119)	2,275,041
Corporate	753,459	47,871	- -	801,330
	$82,949,532	$922,705	$(1,127,402)	$82,744,835

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$26,383,427	$46,936	$(60,421)	$26,369,942
State and municipal	19,012,286	267,348	(179,386)	19,100,248
Agency mortgage-backed	16,942,876	565,644	(912)	17,507,608
Non-agency mortgage-backed	3,506,810	- -	(484,714)	3,022,096
Corporate	753,965	23,613	- -	777,578
	$66,599,364	$903,541	$(725,433)	$66,777,472

Securities having carrying values of $27,828,340 and $24,873,948 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required by law.

U.S. Government and Federal Agency securities consist of debt obligations of the U.S. Government or of its designated agencies including Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation (FHLMC), and the Federal National Mortgage Association (FNMA).  At December 31, 2010, the Company held debt securities for the Federal Farm Credit Bank, Federal Home Loan Bank, and the Federal Home Loan Mortgage Corporation.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 2.  Securities  (continued)

Mortgage-backed securities consist of mortgage-backed pass-through securities that are issued by the Federal Agencies: Government National Mortgage Association, FHLMC and FNMA.  This category also includes collateralized mortgage obligations, otherwise known as CMOs, which are issued by Federal Agencies such as FNMA and FHLMC and by private issuers, referred to above as “non-agency” issuers.

Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

Corporate securities consist of debt obligations issued by large, national corporations.  This category while providing diversity for the investment portfolio, is the smallest of the four securities categories in terms of total dollars invested.

	Amortized	Fair
	Cost	Value

Maturing within one year	$299,915	$302,198
Maturing after one year through five years	9,149,640	9,269,317
Maturing after five years through ten years	12,328,132	12,364,521
Maturing after ten years	24,877,938	24,274,928
Agency mortgage-backed securities	33,827,794	34,258,830
Non-agency mortgage-backed securities	2,466,113	2,275,041
	$82,949,532	$82,744,835

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2010	Value	(Loss)	Value	(Loss)
	(In thousands)
U.S. Government
and federal agency	$10,412	$(91)	$ - -	$ - -
State and municipal	16,916	(619)	348	(27)
Agency mortgage-backed	10,408	(198)	- -	- -
Non-agency mortgage-backed	695	(6)	1,291	(186)
Total temporarily
impaired securities	$38,431	$(914)	$1,639	$(213)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 2.  Securities  (continued)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2009	Value	(Loss)	Value	(Loss)
	(In thousands)
U.S. Government
and federal agency	$9,461	$(60)	$ - -	$ - -
State and municipal	5,226	(54)	2,350	(125)
Agency mortgage-backed	1,036	(1)	- -	- -
Non-agency mortgage backed	- -	- -	3,022	(485)
Total temporarily
impaired securities	$15,723	$(115)	$5,372	$(610)

The unrealized losses in the investment portfolio as of December 31, 2010 are considered temporary and are a result of general market fluctuations.  The unrealized losses are from 74 securities, of which 70 securities are rated as investment grade and are backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  The Company’s investment policy requires that a below investment grade security be monitored by Management but the investment policy does not require that the security be sold simply because it has fallen to below investment grade.

Impaired Securities

The Company and the Bank own five non-agency collateralized mortgage obligation (CMO) securities in the investment portfolio. At December 31, 2010, four of the five CMOs were rated below investment grade, with three of the securities downgraded to below investment grade prior to December 31, 2009.  The Company’s investment policy does not regard a post-purchase credit rating downgrade as the sole determining factor whether or not the Company or the Bank should sell a downgraded security. The policy requires that management perform quarterly, credit profile reviews on a below investment-grade security and the results reported to the board of directors.

The credit profile review process includes an analysis of the performance of the loans that collateralize the securities from the inception of the security to a present date. Based upon the delinquency and default performance of each security’s mortgages, this data is used in a stress-testing model to project the likelihood of possible credit losses occurring in the future. If the results of the stress test indicate that a loss is imminent, within the next 12 months or less, then management is likely to recommend that a loss be recorded for the permanent impairment of the security. Due to the large number of factors incorporated in the stress test model and the likelihood that these factors could vary significantly from where they are today, projections of loss beyond a 12-month period could be misleading. The recording of an impairment loss would result in a charge to current earnings in the period when the impairment is determined. There was a $60 thousand impairment recorded during the year ended December 31, 2009 and no additional impairment allowance was required during 2010.

The analysis performed in the fourth quarter of 2010 indicated no further impairment loss from the non-agency CMO securities. At December 31, 2010, the fair value of the non-agency CMOs were $2.3 million and this total represented 2.78% of the total $82.7 million investment portfolio, exclusive of restricted securities. Management has reported that all five non-agency securities made monthly principal and interest payments during all of 2010.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 2.  Securities  (continued)

A roll-forward of the OTTI amount related to credit losses on debt securities for the year ended December 31, 2010 is as follows:

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

Management has positioned the investment portfolio to take advantage of not only the current investment environment but also the investment opportunities that will exist as market interest rates rise.  As a result of this strategy, it is possible to see an increase in the number of securities that are called by the issuer, prior to maturity.  For the years ended December 31, 2010, 2009 and 2008, proceeds from the sales and calls of securities amounted to $47,045,378 $22,815,000 and $15,793,135 respectively.  Gross realized gains for the years ended December 31, 2010, 2009 and 2008 were $32,419, $21,409 and $19,821, respectively.

Restricted securities consist of required investments in Federal Home Loan Bank stock, Federal Reserve Bank stock and Community Banker’s Bank stock. No ready market exists for these stocks, and there is no quoted market value.   Therefore the stock is carried at cost.

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $922,800 at December 31, 2010.   FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.  Loans

A summary of the year-end loan balances by class:

	December 31,
	2010	2009
	(In thousands)
Real Estate
1-4 family	$92,520	$96,139
Home equity	10,816	11,027
Commercial Real Estate
Owner occupied	23,884	27,476
Non-owner occupied	28,597	29,330
Farmland	8,787	10,934
Construction	12,943	12,660
Total real estate	177,547	187,566

Commercial & industrial loans	14,500	15,705
Consumer loans	10,636	14,264
Total loans	$202,683	$217,535

Loan Origination

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The Company has six loan portfolio level segments and eight loan class levels for reporting purposes. The six loan portfolio level segments include:

•	Residential real estate loans are loans made to borrowers for the purchase of residential dwellings.

•	Commercial real estate loans are loans made to business entities for the purchase of real estate and buildings that will be used in the business.

•	Farmland loans are loans made to farming entities to acquire land used for agricultural purposes such as in the cultivation of crops or livestock.

•	Construction and land development loans are loans made to individuals or developers in order to construct homes, develop raw land into buildable acreage, or for commercial construction purposes.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.  Loans  (continued)

•	Commercial and industrial loans are loans made to small and medium-sized businesses for any number of reasons especially working capital. Loans are typically secured by inventory, business equipment, furniture or receivables and they are frequently guaranteed by principals of the business.

•	Consumer loans are loans made to individuals and the loans may be secured by personal property or be unsecured.

Residential real estate loans, including home equity loans and lines of credit, are subject to underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, debt-to-income ratios, credit history, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. While many of the statutory requirements are for the protection of the consumer, underwriting standards aid at mitigating the risks to the Company by setting acceptable loan-approval standards that marginal borrowers may not meet. Additional risk mitigating factors include: residential real estate typically serves as a borrower’s primary residence which encourages timely payments and the avoidance of foreclosure, the average dollar amount of a loan is typically less than that of a commercial real estate loan, and there are a large number of loans which help to diversify the risk potential.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry.

Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 45.51% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

Farmland loans are subject to underwriting standards and processes similar to commercial real estate loans. The loans are considered primarily on the borrower’s ability to make payments originating primarily from the cash flow of the business and secondarily as loans secured by real estate.

With respect to construction, land and land development loans that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten with independent appraisal reviews, lease rates and financial analysis of the borrowers. Construction loans are generally based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.  Loans  (continued)

loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

To monitor and manage consumer loan risk, policies and procedures are developed and modified by credit administration and senior management. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, debt-to-income ratios, credit history, and the number of such loans a borrower can have at one time.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management, the Audit and Risk Management Committee and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credits

Most of the Company’s lending activity occurs within the Commonwealth of Virginia, more specifically within the South-Central Virginia markets that include Richmond. The majority of the Company’s loan portfolio consists of residential and commercial real estate loans. A substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market. As of December 31, 2010, there were no concentrations of commercial loans related to any individual purpose that was in excess of 5.98% of total loans.

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors, executiveofficers and their affiliates (collectively referred to as “related parties”). These loans were made onsubstantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.  Loans  (continued)

Activity in related party loans during 2010 is presented in the following table:

(Dollars in thousands)

Balance outstanding at December 31, 2009	$3,840
Principal additons	1,302
Principal reductions	(824)
Balance outstanding at December 31, 2010	$4,318

Non-accrual and Past Due Loans

All loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the contractual terms of the underlying loan agreement. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Aging and nonaccrual loans, by individual loan class, as of December 31, 2010 and 2009 was as follows:

		Loans				Accruing Loans
	Loans 30 - 89 Days	90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual
At December 31, 2010	Past Due	Past Due	Loans	Loans	Loans	Loans	Loans
Residential Real Estate:	(In thousands)
1-4 family	$3,347	$789	$4,136	$88,384	$92,520	$28	$1,788
Home equity	30	49	79	10,737	10,816	-	49
Commercial Real Estate
Owner occupied	60	636	696	23,188	23,884		637
Non-owner occupied	58	815	873	27,724	28,597		815
Farmland	-	11	11	8,776	8,787	-	10
Construction	195	182	377	12,566	12,943	-	182
Total real estate	3,690	2,482	6,172	171,375	177,547	28	3,481
Commercial and industrial	320	316	636	13,864	14,500	89	302
Consumer	96	38	134	10,502	10,636	-	53

Total loans	$4,106	$2,836	$6,942	$195,741	$202,683	$117	$3,836

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.   Loans  (continued)

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, which represents either the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

(Remainder of this page left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.   Loans  (continued)

Impaired loans, by class, as of December 31, 2010 are shown in the table below:

	Loans
	Unpaid Contractual	Total		Average	Interest
With no related allowance	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
Residential Real Estate:	(In thousands)
1-4 family	$-	$-	$-	$-	$-
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	881	825	-	850	66
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	412	409	-	415	27
Commercial and industrial	835	303	-	914	70
Consumer installment	-	-	-	-	-
Total loans	$5,060	$4,469	$-	$5,650	$405
With an allowance recorded
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	669	637	56	639	30
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	63	63	24	63	4
Commercial and industrial	121	90	45	100	6
Consumer installment	8	8	1	8	1
Total loans	$1,514	$1,447	$239	$1,450	$85
Total impaired loans
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,550	1,462	56	1,489	96
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	475	472	24	478	31
Commercial and industrial	956	393	45	1,014	76
Consumer installment	8	8	1	8	1
Total Loans	$6,574	$5,916	$239	$7,100	$490

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.  Loans  (continued)

A summary of information pertaining to impaired loans for 2009 and 2008 follows:

Year Ended December 31,
2009
(In thousands)

Total impaired loans	$6,116
Impaired loans with
a valuation allowance	$4,031
Valuation Allowance	(869)
Impaired loans, net of allowance	$3,162
Impaired loans without a
valuation allowance	$2,085
Average investment in
impaired loans	$6,167
Interest income recognized	$493
Non-accrual loans excluded from
impairment disclosure	$2,033

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

Grade 1 – “Excellent” This grade includes loans to borrowers with superior capacity to pay interest and principal. Foreseeable economic changes are unlikely to impair the borrowers’ strength. Typically, borrowers have an excellent organizational structure in place with highly regarded and experienced management.  Stable business, relatively unaffected by business, credit, or product cycles, business is significant in its market and has a well-defined market share. Borrower will have ready access to both public debt and equity markets under most conditions. Collateral is highly liquid, substantial margins are maintained, and primary/secondary sources of repayment are excellent. Loans secured by cash.

Grade 2 – “Good” This grade includes loans to borrowers that represent a solid, demonstrated capacity to pay interest and principal, but material downturns in economic conditions may impact the borrowers’ financial condition. Typically, borrowers exhibit low levels of leverage and the overall capitalization of the company is deemed satisfactory. Trends for revenue, core profitability and financial ratios are consistently above average with industry peers. Cash flow adequately covers dividends/withdrawals, and historic debt service in excess of 1.5 times. Collateral coverage is greater than 2.0 times or less than 50% loan-to-value ratio. Borrower has a stable, well-regarded and qualified management team in place, along with strong financial controls being evident. Normal industry stability, sales and profits are affected by business, credit or product cycles.  Market share is stable. Borrower has the capability to refinance with another institution.

Grade 3 – “Standard” This grade includes loans to borrowers which have historically demonstrated an above adequate capacity to repay forecasted principal and interest charges; with debt service coverage of 1.20 times based on at least two years of historical earnings. Borrowers have inherent, definable weaknesses; however the weaknesses are not necessarily uncommon to a particular business, loan type or industry. Changes in economic circumstances could have non-material immediate repercussions on

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.  Loans  (continued)

the borrowers’ financial condition. Collateral support is deemed to be satisfactory based on appropriate discount factoring to allow a recovery sufficient to pay-off the debt. Collateral could be reasonably collected and/or liquidated in the general market. Additional collateral may be deemed an abundance of caution. Earnings are generally positive, subject to influences of current market conditions and distributions are reasonable in relation to the overall financial picture of the company. Guarantor support is deemed to be marginal as evidenced by personal assets, which probably could not support the business in full, if needed.

Grade 4 – “Acceptable” This grade includes loans to borrowers that will have inherent, definable weaknesses, however these weaknesses are not necessarily uncommon to a particular business, loan type, or industry. Economic changes could have negative repercussions on the financial condition. Borrowers overall financial position would indicate financing in the market is feasible, at rates and terms typical of current market conditions. Debt service coverage is deemed acceptable at 1.00 to 1.19 times on a combined basis for at least two years of historical earnings. Borrowers exhibit moderately high to high levels of leverage as noted against policy and Risk Management Association industry averages. Tangible net worth is marginally positive or even showing signs of a deficit net worth. Collateral support is deemed to be acceptable or even marginal, but not strong based on appropriate discounting, asset quality may be questionable given specific nature of assets, often secondary non-business assets are required. Earnings are marginally positive or a trend of negative earnings is identified and distributions are considered to be in excess of reasonableness. Guarantor support is deemed to be marginal as evidenced by personal assets, which probably could not support the business in full if needed. Repayment history also shows a discernable level of delinquent payments.

Grade 5 – This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.

Grades 6 – This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

Grade 7 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest may or may not have been stopped. This grade also includes loans where interest is more than 120 days past due and not fully secured and loans where a specific valuation allowance may be necessary, but does not exceed 30% of the principal balance.

Grade 8 – This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

Grade 9 – This grade includes “Loss” loans in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be repaid, nor does it in any way imply that there has been a forgiveness of debt.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 3.   Loans  (continued)

The following table presents credit quality by loan class.

			Special
At December 31, 2010	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$86,147	$1,428	$1,233	$3,662	$50	$-	$92,520
Home equity	10,219	205	43	349	-	-	10,816
Commercial Real Estate:
Owner occupied	21,410	1,058	759	536	121	-	23,884
Non-owner occupied	25,438	848	1,438	873	-	-	28,597
Farmland	7,230	-	-	1,557	-	-	8,787
Construction	12,236	72	163	472	-	-	12,943
Total real estate loans	162,679	3,611	3,636	7,449	171	-	177,547
Commercial and industrial	11,491	2,505	111	319	74	-	14,500
Consumer	10,524	12	12	88	-	-	10,636

Total loans	$184,694	$6,128	$3,759	$7,856	$245	$-	$202,683

(Remainder of this page left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 4.  Allowance for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by loan segment and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company's allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. Provisions for loan losses increase the amount of the allowance based upon the above considerations. Amounts computed to produce an appropriate allowance amount in one period can subsequently be affected by any recoveries of previously charged-off amounts, which are credited to the allowance, and by the reduction of overall loan balances from one period to another. These events, as well as others, can result in producing an "unallocated reserve component" at the end of any period, which is not attributable to any specific loan segment.

The allowance established for probable losses on specific loans is based on a regular analysis and evaluation of problem loans. Commercial loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 7 or higher, the loan is analyzed to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 4.  Allowance for Loan Losses   (continued)

The historical component is calculated based on the historical charge-off experience of loan segments. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similar groups of residential real estate loans, commercial real estate loans, commercial and industrial loans, and consumer loans. During the fourth quarter of 2010, management modified the methodology for calculating the historical component. Previously, management used a 60-month historical average of net charge-offs, by loan segment, to determine this portion of the allowance for loan losses. The methodology employed currently takes into consideration the net charge-offs for the most recent 36-months and adds in any specific reserve that has been placed against individually impaired loans, by loan segment.

The general reserve component is based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Company’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component will have a certain percentage assigned to it and this percent will be applied against the specific loan segments that are impacted by the various factors, mentioned above. The results of the general component are then included to determine an appropriate valuation allowance.

Loans that are either partially or totally identified as losses by management, internal loan review and/or bank examiners are charged-off. Certain unsecured consumer loan accounts are charged-off automatically based on regulatory requirements.

(Remainder of this page left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 4.   Allowance for Loan Losses  (continued)

The following table details activity in the allowance for possible loan losses by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
2010
Beginning balance	$686	$503	$33	$205	$823	$97	$326	$2,673
Provision for possible losses	566	112	(8)	280	(111)	(12)	(77)	750
Charge-offs	(381)	(80)	-	(293)	(488)	(50)	-	(1,292)
Recoveries	5	-	-	11	-	21	-	37
Net charge-offs	(376)	(80)	-	(282)	(488)	(29)	-	(1,255)
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Period-end amount allocated to:
Loans individually evaluated
for impairment	$113	$56	$-	$24	$45	$1	$-	$239
Loans collectively evaluated
for impairment	763	479	25	179	179	55	249	1,929
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Total Loans	$103,336	$52,481	$8,787	$12,943	$14,500	$10,636	$-	$202,683
Loans individually evaluated
for impairment	649	2,848	1,546	472	393	8	-	5,916
Loans collectively evaluated
for impairment	102,687	49,633	7,241	12,471	14,107	10,628	-	196,767

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 4.  Allowance for Loan Losses  (continued)

An analysis of the allowance for loan losses for 2009 and 2008 follows:

	Years Ended December 31,
	2009	2008
	(In thousands)

Balance, beginning	$2,167	$1,950
Provision for (recovery of) loan losses	900	245
Loans charged off	(449)	(164)
Recoveries of loans previously
charged-off	55	136
Balance, ending	$2,673	$2,167
Ratio of allowance for loan losses to
end of period loans, net of deferred fees	1.23%	1.02%
Ratio of net charge-offs (recoveries) to
average loans net of deferred fees	0.18%	0.01%

Note 5.  Other Real Estate Owned

An analysis of other real estate owned follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$1,073	$957	$-
Additions	2,635	507	1,107
Disposals	(207)	(391)	(150)
Valuation Allowance	(76)	-	-
Balance at end of year	$3,425	$1,073	$957

Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net loss (gain) on sales of real estate	$(13)	$6	$-
Impairment - other real estate owned	76	-	-
Operating expenses, net of rental income	70	64	13
	$133	$70	$13

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 6.  Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2010	2009
	(In thousands)

Land	$1,753	$1,753
Buildings	7,946	7,894
Furniture, fixtures and equipment	4,039	4,618
	$13,738	$14,265
Accumulated depreciation	(6,602)	(6,721)
	$7,136	$7,544

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 totaled $592,302, $612,667, and $633,906, respectively.

All branch locations are owned by the Bank except the Chesterfield branch and one location where the Bank has a remote ATM machine.

The Chesterfield branch is under a lease agreement for five years renewable for five additional terms of five years each.   The current lease term is scheduled to end April 30, 2014.

The Bank installed one remote ATM in 2008 located at 200 North Main Street in Farmville, Virginia.  The lease is a five year lease with option for automatic renewal for another five-year term.

All leases are classified as operating leases.  Pursuant to the terms of the lease agreements, future minimum rent commitments are as follows:

2011	$48,597
2012	49,509
2013	48,439
2014	15,970
$162,515

Note 7.  Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 were $55,119,932 and $48,749,455, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 7.  Deposits   (continued)

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$68,705
2012	30,748
2013	15,772
2014	7,789
2015	10,336
$133,350

At December 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $53,309 and $45,084, respectively.

At December 31, 2010 and 2009, total deposits for related parties amounted to $4,221,000 and $7,902,000, respectively.

Note 8.  FHLB Advances

At December 31, 2010 and 2009 the Bank had outstanding advances totaling $5,000,000 with the Federal Home Loan Bank of Atlanta, detailed below.

	December 31,
	2010	2009
	(In thousands)
Five-year/ two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

Note 9.   Other Borrowings

Other borrowings include commercial customer deposit balances that are invested overnight into an investment sweeps product.  The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however, the Bank pledges U.S. government securities sufficient to cover the balances held in these accounts.

The Bank also has available credit facilities with several correspondent banks totaling $76,949,123 at December 31, 2010.

Note 10.  Off-Balance Sheet Arrangements, Commitments, Guarantees and Contingencies

Financial Instruments with Off-Balance Sheet Risk

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 10.  Off-Balance Sheet Arrangements, Commitments, Guarantees and Contingencies  (continued)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2010 and 2009, the following financial instruments were outstanding:

	2010	2009
	(In thousands)

Commitments to extend credit	$23,489	$23,375
Standby letters of credit	671	632

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

Credit Card Guarantees

The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2010, the guarantees totaled $3.8 thousand.

Change of Control Agreements

The Company has change-in-control agreements with certain executive officers. The agreements provide for the continuity of base salary and entitle each named executive officer to participate in the incentive, savings, and retirement benefits and payments in the event of the termination of employment following a change-in-control. If employment terminates without “cause’, for “good reason”, or during the “window period” (as these terms are defined in the agreements), the executive will be entitled to receive a lump sum payment of one and one-half times base salary and the continuation of employee welfare benefits for 24 months following the date of termination.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 11.  Income Taxes

The Company files income tax returns with the U.S. Federal government and the Commonwealth of Virginia.  With few exceptions, the Company is no longer subject to U.S. Federal income and state tax examinations by tax authorities for years prior to 2007.

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009	2008

Current tax expense	$1,088,244	$1,506,111	$1,194,471
Deferred tax (benefit)	(126,813)	(488,589)	(48,480)
	$961,431	$1,017,522	$1,145,991

The reasons for the differences between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2010	2009	2008

Computed "expected" tax expense	$1,329,047	$1,308,694	$1,439,131
Tax-exempt income	(366,677)	(287,860)	(285,805)
Other, net	(939)	(3,312)	(7,335)
	$961,431	$1,017,522	$1,145,991

The Bank is subject to a Bank Franchise Tax that is imposed by the Commonwealth of Virginia.  The Bank Franchise Tax is not an income tax and as such the tax cost is included in other non-interest expense.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 11.  Income Taxes  (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$619,769	$611,273
Non-accrual loan interest	107,577	102,996
Intangible assets	13,066	13,066
Accrued pension	380,619	257,672
OREO expenses	34,050	15,100
Impairment - other real estate owned	25,808	-
Other than temporary impairment on
securities	20,400	20,400
Unrealized loss on securities
available for sale	-	60,557
Deferred tax assets	$1,201,289	$1,081,064

Deferred tax liabilities:
Deferred loan costs	$111,041	$145,752
Depreciation	148,974	173,829
Unrealized gain on securities
available for sale	69,597	-
Discount accretion on securities	19,465	20,099
Deferred tax liabilities	$349,077	$339,680
Net deferred tax assets	$852,212	$741,384

Note 12.  Employee Benefit Plans

The Company offers a number of benefit plans to its employees.  Among them are a 401(k) plan and a defined benefit plan, which are described below:

401(k) Plan

The Company offers a 401(k) plan for the benefit of all employees who have attained the age of 18 and completed three months of continuous service.  The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the Company to make discretionary contributions to the plan in such amounts as the Board of Directors may determine to be appropriate.  The Company presently makes matching contributions equal to 50% of the first six percent of an employee’s compensation contributed to the plan.  Contributions made to the plan by the Company for the years ended December 31, 2010, 2009, and 2008 were $83,255, $81,940, and $73,728, respectively.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering all employees who meet eligibility requirements.  To be eligible, an employee must be 20.5 years of age and have completed six months of eligibility service.  The plan provides benefits based on the participant’s years of service and five year average final compensation.  At a minimum, our funding policy is to make annual contributions as permitted or required by regulations.  For the year ended December 31, 2010, the Company made a cash contribution totaling $202,283.  Contributions for the years ended December 31, 2009 and 2008 were $100,000 and $253,411, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 12.  Employee Benefit Plans  (continued)

Additional information regarding the Company’s pension plan is presented below in accordance with ASC 715-30-25 for all years.  The measurement date used for the pension disclosure is December 31.

	Years Ended December 31,
	2010	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning	$4,421,174	$4,149,218	$3,785,496
Service cost	275,577	301,203	408,263
Interest cost	264,116	247,812	294,554
Actuarial (gain)/loss	425,078	(253,587)	(149,367)
Benefits paid	(180,312)	(23,472)	(189,728)
Benefit obligation, ending	$5,205,633	$4,421,174	$4,149,218
Change in Plan Assets
Fair value of plan assets, beginning	$3,663,314	$2,805,310	$3,706,332
Actual return on plan assets	400,882	781,476	(964,705)
Employer contributions	202,283	100,000	253,411
Benefits paid	(180,312)	(23,472)	(189,728)
Fair value of plan assets, ending	$4,086,167	$3,663,314	$2,805,310
Funded Status at the end of year	$(1,119,466)	$(757,860)	$(1,343,908)
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net actuarial loss	$2,217,857	$1,978,971	$2,914,884
Prior service cost	(1,138,996)	(1,235,932)	(1,332,868)
Deferred taxes	(366,813)	(252,633)	(537,885)
Net amount recognized	$712,048	$490,406	$1,044,131

The accumulated benefit obligation for the defined benefit pension plan was $4,398,057, $3,838,055 and $3,470,359 at December 31, 2010, 2009 and 2008, respectively.

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 12.   Employee Benefit Plans  (continued)

	Years Ended December 31,
	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$275,577	$301,203	$326,610
Interest cost	264,116	247,812	235,643
Expected return on plan assets	(291,533)	(222,911)	(308,842)
Amortization of prior service cost	(96,936)	(96,936)	(96,936)
Recognized net actuarial loss	76,843	123,761	71,197
Net periodic benefit cost	$228,067	$352,929	$227,672
Other Changes in Plan Assets and Benefit Obligations
Recognized in Accumulated Other Comprehensive (Income) / Loss
Net actuarial (gain) / loss	$238,886	$(935,913)	$1,112,395
Amortization of prior service cost	96,936	96,936	121,170
Total recognized in accumulated other
comprehensive (income) / loss	$335,822	$(838,977)	$1,233,565
Total Recognized in Net Pension Benefit Cost and Other Comprehensive (Income) / Loss	$563,889	$(486,048)	$1,461,237
Adjustment to Retained Earnings due to Change in
Measurement Date
Service cost	N/A	N/A	$81,653
Interest cost	N/A	N/A	58,911
Expected return on plan assets	N/A	N/A	(77,211)
Amortization of prior service cost	N/A	N/A	(24,234)
Recognized net actuarial loss	N/A	N/A	17,799
Net periodic benefit cost	N/A	N/A	$56,918

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2010	2009	2008

Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 12.  Employee Benefit Plans  (continued)

The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2010	2009	2008

Discount rate	5.50%	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations as December 31, 2010 and 2009, by asset category are as follows:

	2010	2009
Asset Category
Mutual funds - fixed income	45%	47%
Mutual funds - equity	50%	51%
Other	5%	2%
Total	100%	100%

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 12.  Employee Benefit Plans  (continued)

actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2010 and 2009:

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$204,308	$-	$-	$204,308
Mutual funds - equity	2,043,084	-	-	2,043,084
Mutual funds - fixed income	1,838,775	-	-	1,838,775
Total assets at fair value	$4,086,167	$-	$-	$4,086,167

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$73,266	$-	$-	$73,266
Mutual funds - equity	1,868,290	-	-	1,868,290
Mutual funds - fixed income	1,721,758	-	-	1,721,758
Total assets at fair value	$3,663,314	$-	$-	$3,663,314

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $250,000 to its pension plan in 2011.

Estimated future benefit payments, which reflect expected future service as appropriate, are as follows:

2011	$76,291
2012	79,550
2013	91,182
2014	155,611
2015	159,400
2016-2020	950,813
$1,512,847

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 13.  Other Expenses

The principal components of other expenses in the statements of income are:

	2010	2009	2008

Accounting and audit fees	$196,064	$194,757	$189,155
ATM expense	224,292	194,334	233,173
Bank franchise tax	249,023	231,085	232,002
Directors fees	135,900	112,750	116,450
Data processing services	321,475	223,664	361,648
Internet banking expense	106,217	94,441	76,469
Legal fees	76,213	52,488	38,598
Marketing	72,687	71,995	126,639
Software	130,002	127,483	131,960
Stationery and supplies	148,972	152,434	175,702
Telephone	81,538	93,658	102,164
Other (includes no items in excess of 1% of total revenues)	722,612	619,214	692,771
	$2,464,995	$2,168,303	$2,476,731

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 14.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

(Capital ratio tables continued on next page.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 14.  Regulatory Matters  (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amount in thousands)
As of December 31, 2010:
Total Capital to Risk
Weighted Assets
Consolidated	$42,653	21.7%	$15,701	8.0%	N/A
Bank	$36,734	18.9%	$15,587	8.0%	$19,483	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$40,485	20.6%	$7,850	4.0%	N/A
Bank	$34,566	17.7%	$7,793	4.0%	$11,690	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$40,485	12.2%	$13,253	4.0%	N/A
Bank	$34,566	10.6%	$13,017	4.0%	$16,272	5.0%

As of December 31, 2009:
Total Capital to Risk
Weighted Assets
Consolidated	$41,885	20.8%	$16,138	8.0%	N/A
Bank	$35,615	17.8%	$16,023	8.0%	$20,029	10.0%
Tier 1 Capital to Risk
Weighted Assets
Consolidated	$39,362	19.5%	$8,069	4.0%	N/A
Bank	$33,109	16.5%	$8,012	4.0%	$12,017	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$39,362	12.3%	$12,774	4.0%	N/A
Bank	$33,109	10.6%	$12,530	4.0%	$15,662	5.0%

Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends it may pay without prior regulatory approval.   The Bank normally restricts dividends to a lesser amount.   At December 31, 2010, retained earnings of approximately $4,305,635 were available for the payment of dividends without prior regulatory approval.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 15.  Fair Value Measurements

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 15.  Fair Value Measurements  (continued)

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$22,744	$22,744	$17,035	$17,035
Securities available for sale	82,745	82,745	66,777	66,777
Loans, net	200,515	215,132	214,862	212,870
Accrued interest receivable	1,816	1,816	1,860	1,860

Financial liabilities:
Deposits	$277,988	$279,598	$268,796	$265,240
Other borrowings	10,149	10,346	10,483	10,632
Accrued interest payable	887	887	955	955

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

Some of the financial instruments disclosed in the previous table are measured at fair value in the consolidated financial statements. Accounting principles establish a three-level valuation hierarchy for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1	Inputs to the valuation methodology are quoted prices for similar assets andliabilities in active markets.

●	Level 2	Inputs to the valuation methodology included quoted prices for similar assets andliabilities in active markets, and inputs that are observable for the asset or liability,either directly or indirectly, for substantially the full term of the financial instrument.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 15.  Fair Value Measurements  (continued)

●	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$16,705	$-	$16,705	$-
State and municipal	28,704	-	28,704	-
Agency mortgage-backed	34,259	-	34,259	-
Non-agency mortgage-backed	2,275	-	2,275	-
Corporate	801	-	801	-

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$26,370	$-	$26,370	$-
State and municipal	19,100	-	19,100	-
Agency mortgage-backed	17,508	-	17,508	-
Non-agency mortgage-backed	3,022	-	3,022	-
Corporate	778	-	778	-

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 15.  Fair Value Measurements  (continued)

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,208	$-	$1,043	$165
valuation allowance
Other real estate owned	$3,425	$-	$2,925	$500

		Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$3,162	$-	$696	$2,466
valuation allowance
Other real estate owned	$1,073	$-	$-	$1,073

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2010, 2009, and 2008

Note 15.  Fair Value Measurements  (continued)

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

(Statements shown on next two pages)

Condensed Parent Company Financials

Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009
Cash	$1,214,054	$1,050,991
Investment in subsidiary	33,700,661	32,711,924
Securities available for sale at fair market value	4,750,025	5,387,020
Other assets	393,256	281,221
Total assets	$40,057,996	$39,431,156
Liabilities and Stockholders' Equity
Other liabilities	$420,411	$441,563
Stockholders' equity	39,637,585	38,989,593
Total liabilities and stockholders' equity	$40,057,996	$39,431,156

Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Dividends from subsidiary	$1,600,000	$1,600,000	$1,575,000
Interest income on investments	223,507	240,874	288,324
Total Interest Income	1,823,507	1,840,874	1,863,324
Noninterest expense - other	$445,119	$408,864	$382,313
Income before income taxes	$1,378,388	$1,432,010	$1,481,011
Allocated income tax benefit	112,210	90,535	66,070
Income before equity in undistributed
earnings of subsidiary	$1,490,598	$1,522,545	$1,547,081
Equity in undistributed earnings of subsidiary	1,456,934	1,309,034	1,539,667
Net income	$2,947,532	$2,831,579	$3,086,748

Condensed Parent Company Financials

Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$2,947,532	$2,831,579	$3,086,748
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,456,934)	(1,309,034)	(1,539,667)
Net amortization of securities	5,425	11,711	5,464
Changes in other assets and liabilities:
(Increase) in other assets	(108,895)	(89,619)	(42,115)
Increase (decrease) in other liabilities	(21,151)	3,449	(8,124)
Net cash provided by operating activities	$1,365,977	$1,448,086	$1,502,306

Cash Flows from Investing Activities
Purchases of securities	$(967,930)	$(1,050,990)	$(3,091,934)
Calls and prepayments of securities	1,590,263	1,811,858	3,491,711
Net cash provided by investing activities	$622,333	$760,868	$399,777

Cash Flows from Financing Activities
Repurchase of common stock	$(219,219)	$(246,529)	$(651,559)
Dividends paid	(1,606,028)	(1,616,509)	(1,637,186)
Net cash (used in) financing activities	$(1,825,247)	$(1,863,038)	$(2,288,745)

Increase (decrease) in cash and cash equivalents	$163,063	$345,916	$(386,662)

Cash and Cash Equivalents
Beginning of year	1,050,991	705,075	1,091,737

End of year	$1,214,054	$1,050,991	$705,075

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:	March 31, 2011	By:	/s/ Joseph D. Borgerding.
Joseph D. Borgerding
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Borgerding	President and Chief Executive Officer	March 31, 2011
Joseph D. Borgerding	and Director (principal executive officer)
/s/ Ronald E. Baron	Senior Vice President and	March 31, 2011
Ronald E. Baron	Chief Financial Officer (principal financial and accounting officer)
/s/ Frank P. Beale	Director	March 31, 2011
Frank P. Beale
/s/ William D. Coleburn	Director	March 31, 2011
William D. Coleburn
/s/ Roy C. Jenkins, Jr.	Director	March 31, 2011
Roy C. Jenkins, Jr.

Signature	Title	Date
/s/ Joseph F. Morissette	Director	March 31, 2011
Joseph F. Morrissette
/s/ E. Walter Newman	Director	March 31, 2011
E. Walter Newman
/s/ Charles F. Parker, Jr.	Director	March 31, 2011
Charles F. Parker, Jr.

/s/ JoAnne Scott Webb	Director	March 31, 2011
JoAnne Scott Webb
/s/ Samuel H. West	Director	March 31, 2011
Samuel H. West
/s/ Jerome A. Wilson, III	Director	March 31, 2011
Jerome A. Wilson, III

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2009).

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