Form 10-Q
period 2011-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2011-05-13
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,348,509 shares of Common Stock as of May 5, 2011.

FORM 10-Q

For the Period Ended March 31, 2011

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)

Cash and due from banks	$6,430	$5,427
Interest-bearing deposits in banks	1,831	1,857
Federal funds sold	10,776	15,460
Securities available for sale, at fair market value	86,852	82,745
Restricted securities, at cost	1,079	1,079
Loans, net of allowance for loan losses of $2,273
and $2,168	201,002	200,515
Premises and equipment, net	7,104	7,135
Accrued interest receivable	1,707	1,816
Other assets	10,735	10,996
Other real esate owned, net of valuation allowance
of $76	3,525	3,425

Total assets	$331,041	$330,455

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$34,854	$33,161
Interest-bearing	241,083	244,827
Total deposits	$275,937	$277,988
FHLB advances	5,000	5,000
Other borrowings	6,514	5,149
Accrued interest payable	909	886
Accrued expenses and other liabilities	2,336	1,795
Total liabilities	$290,696	$290,818

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,348,509 in 2011 and	1,174	1,177
2,353,509 in 2010
Retained earnings	39,580	39,308
Accumulated other comprehensive income (loss)	(409)	(848)
Total stockholders' equity	$40,345	$39,637

Total liabilities and stockholders' equity	$331,041	$330,455

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest and Dividend Income
Loans, including fees	$3,241	$3,420
Investment securities:
Taxable	484	498
Tax-exempt	258	160
Federal Funds sold	7	5
Other	4	4
Total interest and dividend income	$3,994	$4,087

Interest Expense
Deposits	$982	$1,131
Other borrowings	38	37
Total interest expense	$1,020	$1,168

Net interest income	$2,974	$2,919

Provision for loan losses	150	300

Net interest income after provision
for loan losses	$2,824	$2,619

Noninterest Income
Service charges on deposit accounts	$239	$261
Net gain on sales of securities	-	4
Net gain on sales of loans	14	10
Net gain on sale of other real estate owned	7	-
Income from bank owned life insurance	72	68
ATM fee income	182	150
Other	49	64
Total noninterest income	$563	$557

Noninterest Expense
Salaries and employee benefits	$1,369	$1,364
Net occupancy expense	149	153
Equipment expense	122	131
FDIC deposit insurance	201	156
Other	593	564
Total noninterest expense	$2,434	$2,368

Income before income taxes	$953	$808

Income taxes	219	200

Net income	$734	$608
Earnings per share, basic & diluted	$0.31	$0.26

See accompanying Notes to Interim Consolidated Financial Statements.

 CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2009	$1,186	$38,177	$(373)		$38,990
Comprehensive income:
Net Income	-	608	-	$608	608
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	195	195	195
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(3)	(3)	(3)
Other comprehensive income				192
Total comprehensive income	-	-	-	$800	-
Shares repurchased	(3)	(63)	-		(66)
Cash dividends declared ($0.17 per share)	-	(403)	-		(403)
Balance at March 31, 2010	$1,183	$38,319	$(181)		$39,321

Balance at December 31, 2010	$1,177	$39,308	$(848)		$39,637
Comprehensive Income:
Net income	-	734	-	$734	734
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	439	439	439
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	-	-	-
Total other comprehensive income				$439
Total comprehensive income	-	-	-	$1,173	-
Shares repurchased	(3)	(63)	-		(66)
Cash dividends declared ($0.17 per share)	-	(399)	-		(399)
Balance at March 31, 2011	$1,174	$39,580	$(409)		$40,345

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net Income	$734	$608
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	271	146
Provision for loan losses	150	300
Net (gain) on sales of loans	(14)	(10)
Origination of loans held for sale	(1,002)	(721)
Proceeds from sales of loans	1,016	731
Net (gain) on sales and calls of securities	-	(4)
Net amortization of securities	74	49
Net (gain) on sale of other real estate owned	(7)	-
Changes in assets and liabilities:
Decrease in accrued interest receivable	109	4
Decrease in other assets	35	126
Increase (decrease) in accrued interest payable	23	(4)
Increase in accrued expenses and other liabilities	541	309
Net cash provided by operating activities	$1,930	$1,534
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$3,125	8,805
Maturities and prepayments	2,321	1,993
Purchases	(8,963)	(21,670)
Net (increase) decrease in loans	(772)	3,743
Purchases of land, premises and equipment	(239)	(68)
Proceeds from sale of other real estate owned	42	-
Net cash (used in) investing activities	$(4,486)	$(7,197)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(2,051)	$3,940
Net increase in other borrowings	1,365	802
Repurchase of common stock	(66)	(66)
Dividends paid	(399)	(403)
Net cash (used in) provided by financing activities	$(1,151)	$4,273
Net (decrease) in cash and cash equivalents	$(3,707)	$(1,390)
Cash and Cash Equivalents
Beginning of period	22,744	17,035
End of period	$19,037	$15,645
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$997	$1,172
Income Taxes	$-	$104
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$135	$124
Unrealized gains on securities available for sale	$665	$291

See accompanying Notes to Interim Consolidated Financial Statements.

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.    General

The Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, the Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010, and the Consolidated Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2011 and 2010, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of March 31, 2011 the Bank employed 111 full-time employees.  The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

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

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and	(Dollars in thousands)
federal agency	$18,640	$32	$(65)	$18,607
State and municipal	28,463	355	(262)	28,556
Agency mortgage-backed	36,240	656	(156)	36,740
Non-agency mortgage-backed	2,297	6	(172)	2,131
Corporate	753	65	-	818
Securities available for sale	$86,393	$1,114	$(655)	$86,852

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government	(Dollars in thousands)
and federal agency	$16,761	$36	$(91)	$16,706
State and municipal	29,142	209	(646)	28,704
Agency mortgage-backed	33,828	629	(198)	34,259
Non-agency mortgage-backed	2,466	1	(192)	2,275
Corporate	753	48	-	801
Securities available for sale	$82,950	$923	$(1,127)	$82,745

The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2011 follows.   Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Maturing within one year	$300	$301
Maturing after one year through five years	11,900	12,004
Maturing after five years through ten years	10,953	11,056
Mturing after ten years	24,703	24,620
Agency mortgage-backed securities	36,240	36,740
Non-agency mortgage-backed securities	2,297	2,131
Securities available for sale	$86,393	$86,852

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
March 31. 2011	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$7,434	$(65)	$-	$-
State and municipal	9,250	(248)	361	(14)
Agency mortgage-backed	15,039	(156)	-	-
Non-agency mortgage-backed	-	-	1,154	(172)
Total temporarily impaired securities	$31,723	$(469)	$1,515	$(186)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$10,412	$(91)	$-	$-
State and municipal	16,916	(619)	348	(27)
Agency mortgage-backed	10,408	(198)	-	-
Non-agency mortgage-backed	695	(6)	1,291	(186)
Total temporarily impaired securities	$38,431	$(914)	$1,639	$(213)

The unrealized losses in the investment portfolio as of March 31, 2011 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security.

In the Company’s Form 10-K report for December 31, 2010, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, three of which had credit agency ratings that were below investment grade as of December 31, 2010.  Management’s analysis for the first quarter of 2011 indicated that all five of the non-agency CMOs remain rated below investment grade.   Management’s analysis also indicated that all five securities have made consistent monthly payments through March 31, 2011. As of March 31, 2011, all five securities showed a net unrealized loss of 7.0% of the $2.4 million book value, which is an improvement as compared to the 7.56% net unrealized loss on the $2.5 million book value at December 31, 2010.

The most recently available data on the delinquency pipeline for the non-agency CMOs indicates that two of the securities that were the first to be downgraded by the credit rating agencies have experienced a slight worsening of their delinquency pipeline statistics; whereas the other three securities have not seen any significant change in their delinquency statistics. The two securities noted above are the same securities that necessitated the impairment write-down in December 2009. In analyzing the stress test results for all five CMO securities, management utilizes stress factors that are more severe than what has been experienced by each of the securities with regards to credit delinquencies, credit defaults and net liquidation results since the inception of the securities. Based upon the first quarter 2011 analysis, the first estimate of loss is indicated in one security to be approximately 20 months in the future while the second security’s estimated loss is approximately 43 months in the future. The security with an anticipated loss, in approximately 20 months, has a projected loss that is well within the credit impairment charge that was already provided. With the high number of factors considered in the stress test model, factors that are primarily impacted by how individual borrowers resolve their delinquencies, how quickly homes are brought through the foreclosure process and the results of liquidating foreclosed properties, management recognizes that it is critical to maintain an ongoing review of data coming from the servicers in order to monitor the likelihood of credit losses. The most immediate indication of credit-related losses will be when monthly payments on an individual security ceases.

The first quarter credit stress test analysis report noted that the average monthly principal pay-down for the first quarter of 2011 was $81.9 thousand and compares to the monthly average pay down of $106.7 thousand reported in management’s analysis for the fourth quarter of 2010. The monthly average principal pay down for the third quarter of 2010 was $113.7 thousand, for the second quarter of 2010 the pay down was $57.3 thousand and for the first quarter of 2010 the average monthly pay down was $51.9 thousand. The Company’s Chief Financial Officer continues to monitor all five securities for any further impairment and he is reporting the status of each security to the Board of Directors regularly.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended March 31, 2011 is as follows:

(Dollars in thousands)

Credit losses recognized in earnings, beginning of period	$60

Recognition of credit losses for which an OTTI was not
perviously recognized	-

Credit losses recognized in earnings, end of period	$60

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $923 thousand at March 31, 2011.  FHLB stock is generally viewed as a long-term restricted investment security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank does not consider this investment to be other than temporarily impaired at March 31, 2011 and no impairment has been recognized on the Federal Home Loan Bank stock.

Note  3.   Loans

The loan portfolio was composed of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Residential Real Estate:
1-4 family	$91,432	$92,520
Home equity	10,978	10,816
Commercial Real Estate:
Owner occupied	25,554	23,884
Non-owner occupied	27,829	28,597
Farmland	8,607	8,787
Construction	14,186	12,943
Total real estate	178,586	177,547

Commercial & industrial loans	14,892	14,500
Consumer loans	9,797	10,636
Total loans	$203,275	$202,683

Loan Origination

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 47.87% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties, this is an increase from 45.51% at December 31, 2010.

Farmland loans are subject to underwriting standards and processes similar to commercial real estate loans. The loans are considered primarily on the borrower’s ability to make payments originating primarily from the cash flow of the business and secondarily as loans secured by real estate.

With respect to construction, land and land development loans that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten with independent appraisal reviews, lease rates and financial analysis of the borrowers. Construction loans are generally based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

The Company maintains a credit review department that reviews and validates the credit risk program on a periodic basis. In addition, the Company’s Audit and Risk Management Committee contracts with an independent loan review consulting firm the work of reviewing, among other things, loan relationships exceeding $250,000, a sample of loans underwritten within the authority of loan officers, and the risk grading of criticized and classified assets with balance in excess of $100,000. The firm provides a report to the Audit and Risk Management Committee upon the completion of their annual review. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credits

Most of the Company’s lending activity occurs within the Commonwealth of Virginia, more specifically within the South-Central Virginia markets that include Richmond. The majority of the Company’s loan portfolio consists of residential and commercial real estate loans. A substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market. As of March 31, 2011, there were no concentrations of commercial loans related to any individual purpose that was in excess of 6.12% of total loans.

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

Aging and nonaccrual loans, by individual loan class, as of March 31, 2011 and December 31, 2010 was as follows:

	Loans	Loans				Accruing Loans1
	30 - 89 Days	90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual1
At March 31, 2011	Past Due	Past Due	Loans	Loans	Loans	Loans	Loans
Residential Real Estate:	(In thousands)
1-4 family	$2,885	$1,459	$4,344	$87,088	$91,432	$43	$1,955
Home equity	89	49	138	10,840	10,978	-	49
Commercial Real Estate
Owner occupied	-	628	628	24,926	25,554		627
Non-owner occupied	197	512	709	27,120	27,829		512
Farmland	-	9	9	8,598	8,607	-	9
Construction	16	229	245	13,941	14,186	-	245
Total real estate	3,187	2,886	6,073	172,513	178,586	43	3,397
Commercial and industrial	299	167	466	14,426	14,892	-	237
Consumer	166	16	182	9,615	9,797	-	89

Total loans	$3,652	$3,069	$6,721	$196,554	$203,275	$43	$3,723

	Loans	Loans				Accruing Loans1
	30 - 89 Days	90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual1
At December 31, 2010	Past Due	Past Due	Loans	Loans	Loans	Loans	Loans
Residential Real Estate:	(In thousands)
1-4 family	$3,347	$789	$4,136	$88,384	$92,520	$28	$1,788
Home equity	30	49	79	10,737	10,816	-	49
Commercial Real Estate
Owner occupied	60	636	696	23,188	23,884		637
Non-owner occupied	58	815	873	27,724	28,597		815
Farmland	-	11	11	8,776	8,787	-	10
Construction	195	182	377	12,566	12,943	-	182
Total real estate	3,690	2,482	6,172	171,375	177,547	28	3,481
Commercial and industrial	320	316	636	13,864	14,500	89	302
Consumer	96	38	134	10,502	10,636	-	53

Total loans	$4,106	$2,836	$6,942	$195,741	$202,683	$117	$3,836

1Accruing loans 90 or more days past due and nonaccrual loans are included in the aging and current loan columns of the tables based on their contractual payments, above.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, which represents either the present value of estimated future cash flows using the loans existing rate or the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans, by class, as of March 31, 2011 and December 31, 2010 are shown in the tables below:

	Loans
At March 31, 2011	Unpaid Contractual	Total		Average	Interest
With no related allowance	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
Residential Real Estate:	(In thousands)
1-4 family	$155	$155	$-	$155	$3
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	573	528	-	527	11
Non-owner occupied	1,384	1,384	-	1,295	24
Farmland	1,582	1,582	-	1,572	28
Construction	361	358	-	390	6
Commercial and industrial	776	244	-	757	15
Consumer installment	-	-	-	-	-
Total loans	$4,831	$4,251	$-	$4,696	$87
With an allowance recorded
Residential Real Estate:
1-4 family	$949	$945	$171	$943	$16
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	669	628	55	632	12
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	72	72	34	72	1
Commercial and industrial	117	84	42	87	1
Consumer installment	71	71	71	71	2
Total loans	$1,878	$1,800	$373	$1,805	$32
Total impaired loans1
Residential Real Estate:
1-4 family	$1,104	$1,100	$171	$1,098	$19
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,242	1,156	55	1,159	23
Non-owner occupied	1,384	1,384	-	1,295	24
Farmland	1,582	1,582	-	1,572	28
Construction	433	430	34	462	7
Commercial and industrial	893	328	42	844	16
Consumer installment	71	71	71	71	2
Total loans	$6,709	$6,051	$373	$6,501	$119

	Loans
At December 31, 2010	Unpaid Contractual	Total		Average	Interest
With no related allowance	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
Residential Real Estate:	(In thousands)
1-4 family	$-	$-	$-	$-	$-
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	881	825	-	850	66
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	412	409	-	415	27
Commercial and industrial	835	303	-	914	70
Consumer installment	-	-	-	-	-
Total loans	$5,060	$4,469	$-	$5,650	$405
With an allowance recorded
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	669	637	56	639	30
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	63	63	24	63	4
Commercial and industrial	121	90	45	100	6
Consumer installment	8	8	1	8	1
Total loans	$1,514	$1,447	$239	$1,450	$85
Total impaired loans1
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,550	1,462	56	1,489	96
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	475	472	24	478	31
Commercial and industrial	956	393	45	1,014	76
Consumer installment	8	8	1	8	1
Total loans	$6,574	$5,916	$239	$7,100	$490

1TDR's (Troubled Debt Restructurings) included in the impaired loan tables above at March 31, 2011 and December 31, 2010 totaled $1.669 million and $1.720 million respectively.

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

Grade 3 – “Standard” This grade includes loans to borrowers which have historically demonstrated an above adequate capacity to repay forecasted principal and interest charges; with debt service coverage of 1.20 times based on at least two years of historical earnings. Borrowers have inherent, definable weaknesses; however the weaknesses are not necessarily uncommon to a particular business, loan type or industry. Changes in economic circumstances could have non-material immediate repercussions on the borrowers’ financial condition. Collateral support is deemed to be satisfactory based on appropriate discount factoring to allow a recovery sufficient to pay-off the debt. Collateral could be reasonably collected and/or liquidated in the general market. Additional collateral may be deemed an abundance of caution. Earnings are generally positive, subject to influences of current market conditions and distributions are reasonable in relation to the overall financial picture of the company. Guarantor support is deemed to be marginal as evidenced by personal assets, which probably could not support the business in full, if needed.

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

Grade 6 – This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

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

The following tables present credit quality by loan class as of March 31, 2011 and December 31, 2010.

			Special
At March 31, 2011	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$84,934	$1,758	$1,123	$3,582	$35	$-	$91,432
Home equity	10,382	205	42	349	-	-	10,978
Commercial Real Estate:
Owner occupied	23,296	856	754	528	120	-	25,554
Non-owner occupied	24,793	1,038	1,433	564	-	-	27,828
Farmland	7,018	-	-	1,589	-	-	8,607
Construction	13,418	121	162	413	72	-	14,186
Total real estate loans	163,841	3,978	3,514	7,025	227	-	178,585
Commercial and industrial	11,838	2,615	111	258	70	-	14,892
Consumer	9,639	14	16	125	4	-	9,798

Total loans	$185,318	$6,607	$3,641	$7,408	$301	$-	$203,275

			Special
At December 31, 2010	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$86,147	$1,428	$1,233	$3,662	$50	$-	$92,520
Home equity	10,219	205	43	349	-	-	10,816
Commercial Real Estate:
Owner occupied	21,410	1,058	759	536	121	-	23,884
Non-owner occupied	25,438	848	1,438	873	-	-	28,597
Farmland	7,230	-	-	1,557	-	-	8,787
Construction	12,236	72	163	472	-	-	12,943
Total real estate loans	162,680	3,611	3,636	7,449	171	-	177,547
Commercial and industrial	11,491	2,505	111	319	74	-	14,500
Consumer	10,524	12	12	88	-	-	10,636

Total loans	$184,695	$6,128	$3,759	$7,856	$245	$-	$202,683

Note 4.    Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by loan segment and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-

accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The Company's allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. Provisions for loan losses increase the amount of the allowance based upon the above considerations. Amounts computed to produce an appropriate allowance amount in one period can subsequently be affected by any recoveries of previously charged-off amounts, which are credited to the allowance, and by the reduction of overall loan balances from one period to another. These events, as well as others, can result in producing an "unallocated reserve component" at the end of any period, which is not attributable to any specific loan segment.

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

The historical component is calculated based on the historical charge-off experience of loan segments. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similar groups of residential real estate loans, commercial real estate loans, commercial and industrial loans, and consumer loans. The methodology employed to determine the historical loss ratio takes into consideration the net charge-offs for the most recent 36-months plus any specific reserve that are in place against individually impaired loans, by loan segment, at the time of the ratio calculation.

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

(The remainder of this page is blank, intentionally.)

The following tables detail activity in the allowance for possible loan losses by portfolio segment as of March 31, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
March 31, 2011
Beginning balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Provision for possible losses	58	27	(1)	80	37	74	(126)	149
Charge-offs	-	-	-	(28)	(25)	-	-	(53)
Recoveries	2	-	-	-	-	7	-	9
Net charge-offs	2	-	-	(28)	(25)	7	-	(44)
Ending balance	$936	$562	$24	$255	$236	$137	$123	$2,273

Period-end amount allocated to:
Loans individually evaluated
for impairment	$171	$55	$-	$34	$42	$71	$-	$373
Loans collectively evaluated
for impairment	765	507	24	221	194	66	123	1,900
Ending balance	$936	$562	$24	$255	$236	$137	$123	$2,273

Total Loans	$102,410	$53,383	$8,607	$14,186	$14,892	$9,797	$-	$203,275

Loans individually evaluated
for impairment	1,100	2,540	1,582	430	328	71	-	6,051
Loans collectively evaluated
for impairment	101,310	50,843	7,025	13,756	14,564	9,726	-	197,224

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
December 31, 2010
Beginning balance	$686	$503	$33	$205	$823	$97	$326	$2,673
Provision for possible losses	566	112	(8)	280	(111)	(12)	(77)	750
Charge-offs	(381)	(80)	-	(293)	(488)	(50)	-	(1,292)
Recoveries	5	-	-	11	-	21	-	37
Net charge-offs	(376)	(80)	-	(282)	(488)	(29)	-	(1,255)
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168

Period-end amount allocated to:
Loans individually evaluated
for impairment	$113	$56	$-	$24	$45	$1	$-	$239
Loans collectively evaluated
for impairment	763	479	25	179	179	55	249	1,929
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168

Total Loans	$103,336	$52,481	$8,787	$12,943	$14,500	$10,636	$-	$202,683

Loans individually evaluated
for impairment	649	2,848	1,546	472	393	8	-	5,916
Loans collectively evaluated
for impairment	102,687	49,633	7,241	12,471	14,107	10,628	-	196,767

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

Note 5.    Other Real Estate Owned

An analysis of other real estate owned follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,425	$1,073
Additions	135	2,635
Impairments	-	(76)
Disposals	(35)	(207)
Balance at end of period	$3,525	$3,425

Expenses applicable to other real estate owned include the following:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Net (gain) on sales of
real estate	$(7)	$-
Impairment	-	-
Operating expenses, net of
rental income	12	3
	$5	$3

Note 6.    FHLB Advances

At March 31, 2011 and December 31, 2010, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

Note 7.    Other Borrowings

Other borrowings consist of $6.5 million and $5.1 million in overnight repurchase agreements as of March 31, 2011 and December 31, 2010, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but guaranteed by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.    Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,348,787 shares for the three months ended March 31, 2011 and 2,368,932 shares for the three months ended March 31, 2010. The Company has no potentially dilutive stock options or stock warrants outstanding.

Note 9.    Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Service cost	$75	$69
Interest Cost	71	66
Expected return on plan assets	(81)	(73)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	22	19
Net periodic benefit cost	$63	$57

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the plan year in which it makes pension plan contributions.  The defined benefit pension liability is computed at every December 31, only.  The Company made its required 2011 fiscal year contribution to the pension plan in December 2010 in the amount of $202,283.  The Company anticipates making the 2011 contribution by December 31, 2011.  The Company estimates this contribution to be approximately $250,000.

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At March 31, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,037	$19,037	$22,744	$22,744
Securities available for sale	86,852	86,852	82,745	82,745
Loans, net	201,002	214,192	200,515	215,132
Accrued interest receivable	1,707	1,707	1,816	1,816

Financial liabilities:
Deposits	$275,937	$274,115	$277,988	$279,598
Other borrowings	11,514	11,587	10,149	10,346
Accrued interest payable	909	909	887	887

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

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$18,607	$-	$18,607	$-
State and municipal	28,556	-	28,556	-
Agency mortgage-backed	36,740	-	36,740	-
Non-agency mortgage-backed	2,131	-	2,131	-
Corporate	818	-	818	-

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at March 31, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,427	$-	$1,427	$-
valuation allowance
Other real estate owned	$3,525	$-	$3,485	$40

		Carrying value at December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,208	$-	$1,043	$165
valuation allowance
Other real estate owned	$3,425	$-	$2,925	$500

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

Note 11.   Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company will adopt this new guidance should it enter into a business combination in the future.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt the new guidance when appropriate, currently the Company’s consolidated financial statements do not reflect any accounting goodwill.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company expects to be filing its reports under the XBRL language after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

(The remainder of this page is blank, intentionally.)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company’s management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	changes in general economic and business conditions in our market area;

•	level of market interest rates;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Government intervention in the U.S. financial system;

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which the Company and the Bank must comply;

•	successfully manage the Company’s growth and implement its growth strategies;

•	the successful management of interest rate risk; including changes in interest rates and interest rate policies;

•	the value of securities held in the Company’s investment portfolio;

•	rely on the Company’s Management team, including its ability to attract and retain key personnel;

•	continue to attract low cost core deposits to fund asset growth;

•	changes in banking regulations, generally accepted accounting principles and;

•	compete with other banks and financial institutions and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to rely on third party vendors that perform critical services for the Company;

•	technology utilized by the Company;

•	maintain expense controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

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

The Company evaluates various loans individually for impairment as required by ACS 310 Receivables.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by Management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by Accounting Standards Codification 450-20 Loss Contingencies.  Loans are

grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant  environmental factors and other conditions of the portfolio of loans, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance and Provision for Possible Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for possible loan losses since December 31, 2010.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company increased to $331.0 million at March 31, 2011 compared to $330.5 million at December 31, 2010, representing an increase of $500 thousand or 0.18%.

Total net loans at March 31, 2011 were $201.0 million, an increase of $500 thousand from the December 31, 2010 amount of $200.5 million.  For the three months ended March 31, 2011, $10.9 million in loans were originated, a 41.6% increase as compared to $7.7 million for the three months ended March 31, 2010.  The increase in loan origination activity in the first three months of 2011 provided an encouraging sign of a slightly improving local economy. Businesses and consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment.

Gross loan balances at March 31, 2011 as compared to December 31, 2010 indicated that during the first three months of 2011 loans secured by real estate increased $1.5 million or 0.83% and this was partially offset by a decrease in consumer and agricultural loans totaling $985 thousand or 9.0%. Commercial and tax-exempt loans had a net increase of $114 thousand or 0.80% for the first quarter of 2011. Real estate secured loans totaled $178.8 million or 88.0% of the loan portfolio at March 31, 2011 as compared to $177.3 million and 87.5% of the loan portfolio at December 31, 2010. The non-real estate segments of the loan portfolio include agricultural, tax-exempt municipal, commercial and consumer loans.  At March 31, 2011 the totals for each segment was $337 thousand, $239 thousand and $14.2 million and $9.6 million, respectively.

Management is maintaining its standard loan pricing methodology and underwriting standards during these difficult economic times and we believe that refusing to relax these standards is critical for maintaining loan quality, even though it may result in a slower growth rate of the loan portfolio. It is Management’s goal for the Bank to continue to be a source of credit for creditworthy commercial businesses, farmers, and consumers during this difficult economic environment. Gross loans as a percent of total assets were 61.4% at March 31, 2011, as compared to 61.3% at December 31, 2010.

Available for sale securities increased to $86.9 million at March 31, 2011, or 26.3% of total assets, which is an increase of $4.2 million from $82.7 million at December 31, 2010. The increase in the investment portfolio from year-end can be attributed to the decline in the level of Federal Funds Sold. At March 31, 2011 the investment portfolio had an unrealized gain of $303 thousand net of Federal income taxes, which is an increase of $438 thousand when compared to an unrealized loss of $135 thousand, net of Federal income taxes, at December 31, 2010.  Management’s current strategy for the investment portfolio is to focus investment purchases so that investment maturities will be laddered over a period of time when interest rates are rising. When this strategy was set into place approximately two years ago, economic forecasts indicated that rates would rise in mid-2010.  However, overall market interest rates are only expected to go slightly higher later in 2011, if at all, according to revised economists’ forecasts.

During the first quarter of 2011, the consolidated investment portfolio had $3.125 million in securities that were called or approximately 3.7% of the consolidated investment portfolio’s average balance of $84.4 million for the first quarter of 2010. This amount represents a significant reduction in the volume of called securities as compared to the fourth quarter of 2010 when $9.4 million in securities were called and in the third quarter of 2010 when $12.4 million in securities were called. Portfolio projections for the remaining nine months of 2011 anticipate only $1.1 million in called securities.

The availability of securities with the credit grade and duration preferred by management continue to be in short supply. Management’s strategy was re-investment of the called securities without taking on excessive duration; while maintaining a diverse, high quality investment portfolio for the Company and the Bank. While the strategy is being successfully implemented, the yield of the recently purchased securities is lower than the yield of the securities that were called. The expectations are that the yield on the investment portfolio may decline in the near-term, and management does expect a decline in the overall portfolio yield to be acceptable given the forward-looking strategy of having securities mature as interest rates rise in the future. The investment securities of both the Company and the Bank at March 31, 2011 were held as “available for sale”.

Restricted securities totaled $1.1 million at March 31, 2011 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and Community Bankers’ Bank.  These securities are required to be held by member banks.

Interest bearing deposits in other banks decreased by $26 thousand at March 31, 2011 to $1.831 million as compared to $1.857 million at December 31, 2010.  Federal funds sold decreased $4.7 million to $10.8 million at March 31, 2011 from $15.5 million at December 31, 2010.  The Company’s liquidity on hand at March 31, 2011 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $19.0 million or 5.7% of total assets which is $3.7 million lower than $22.7 million or 6.9% of total assets at December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2011 was $2.273 million compared to $2.168 million at December 31, 2010. The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.12% at March 31, 2011 from 1.07% at December 31, 2010. The Company charged off $53 thousand in loans, recovered $9 thousand from previous write-offs, and provided an additional $150 thousand to the allowance during the three months ended March 31, 2011.

The ratio of net charge-offs to average loans, net of deferred fees was 0.02% for the first three months of 2011 and this compares to 0.12% for the first three months of 2010. For 2011, $27.7 thousand or 51.9% of the total charge-offs were related to loans secured by real estate, $25.0 thousand or 47.0% of the total charge-offs were secured by other assets and $600 or 1.1% were related to consumer loan charge-offs. For the first three months of 2010, $50.8 thousand in real estate-secured loans were charged-off or 76.2% of total charge-offs for the period and $15.8 thousand or 23.7% of total charge-offs were charge-offs against consumer loans. Management expects an increase in charge-offs for the remainder of 2011. The majority of the charge-offs are expected to be related to loans secured by real estate. Further, management does not expect the overall ratio of net charge-offs for 2011 to exceed the 0.59% ratio for 2010.

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

The allowance for loan losses-to-total loans ratio increased from 1.07% of gross loans at December 31, 2010 to 1.12% of gross loans at March 31, 2011. The increase is primarily the result of providing $150 thousand in additional provision during the first three months of 2011. During this period, net charge-offs totaled $44.5 thousand and the historical net charge-offs ratio used in the calculation of the allowance increased from the previous quarter given that the ratio is comprised of a rolling 36-month history of net charge-offs. The first quarter provision for loan losses of $150 thousand is a $150 thousand decrease in provision as compared to the first quarter of 2010 provision of $300 thousand. In evaluating the adequacy of the allowance for loan losses, the criticized loans component is the one component, out of a total of three components that generally fluctuates most in quarter-to-quarter comparisons. These fluctuations can occur in the total balance of criticized loans and/or in the amount of allowance that is specifically reserved for individual loans. The amount of criticized loans at December 31, 2010 was $12.1 million. This category decreased $700 thousand to $11.4 million at March 31, 2011. Management is focused on ensuring that the allowance for loan losses reflects the added risks posed as a result of the prolonged economic recession. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2011.

Management reviews external economic factors quarterly and reports changes to these factors, which are a major component of the allowance calculation.  Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves.  These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits. For a more detailed discussion on the computation of the of allowance for loan losses, see “Note 4 – Allowance for

Loan Losses” in the Notes to Interim Consolidated Financial Statements earlier in this report, also under the section heading of “Critical Accounting Policies” and the discussion “Provision for Loan Losses” found later in this report.

Deposits

Total deposits of $275.9 million at March 31, 2011 represented a decrease of $2.1 million from $278.0 million at December 31, 2010.  Total certificates of deposit at March 31, 2011 were $127.9 million, $5.5 million lower from $133.4 million at December 31, 2010.  Certificates of deposit are higher costing funds as compared to checking, savings or money market accounts. CDs represented 46.4% of total deposit balances at March 31, 2011 as compared to 48.0% of total deposit balances at December 31, 2010. The significant reason for the decrease in certificates of deposits during the first quarter of 2011 was the non-renewal of a $3 million certificate for a local municipality, while some customers choose to move maturing funds into more liquid accounts such as money market accounts.

Non-interest bearing deposits totaled $34.9 million at March 31, 2011, which is a 5.1% increase from $33.2 million at December 31, 2010. Interest-bearing deposits accounted for 87.4% of total deposits at March 31, 2011 which is a 0.7% increase from 88.1% at December 31, 2010.  The Bank continues to make progress in attracting low-cost deposit accounts. The ratio of low-cost deposit account balances as a percentage of total average deposit account balances was 52.9% for the three months ended March 31, 2011 as compared to 50.9% for the same period ended March 31, 2010.  Management continues to adhere to its deposit pricing plan that maximizes the benefits of the low interest rate environment by reducing the Bank’s interest costs. Management’s goals continue to include growing low-cost deposit account balances.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At March 31, 2011 the Company had total borrowings of $11.5 million that consisted of $6.5 million in overnight repurchase agreements and an outstanding term advance with the FHLB of $5.0 million.  This is compared to $10.1 million in borrowings at December 31, 2010.

Stockholders’ Equity

Stockholders’ equity was $40.3 million at March 31, 2011 compared to $39.6 million at December 31, 2010. The book value per common share was $17.18 at March 31, 2011 compared to $16.84 at December 31, 2010.  On January 14, 2011, shareholders were paid a quarterly dividend of $0.17 per share or $400 thousand. On March 24, 2011, the Board of Directors approved another quarterly cash dividend of $0.17 per share, or $399 thousand, payable to shareholders on April 15, 2011.  Total average outstanding shares for the first three months of 2011 were 2,348,787 shares as compared to the average outstanding shares of 2,363,947 shares for the year ended December 31, 2010.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall banking industry’s ability to withstand the severe economic recession that impacted the industry in several areas such as interest margin compression, losses due to subprime lending, and the decline in housing and commercial real estate values. The Company’s stock is not actively traded: for example, the average daily trading volume for the first three months of 2011 was 435 shares or 58 shares more than the 377 shares traded on an average daily basis during the first 3 months of 2010; which is 0.02% of the average outstanding shares for the respective periods. This lack of liquidity in the Company’s stock is the primary reason for the existing stock repurchase program which has been in place since September 2007.

The Board reauthorized the stock repurchase plan on November 18, 2010, effective December 1, 2010 until May 31, 2011. The Agreement permits the purchase of up to 40,000 shares during the six-month term. The plan is renewable every six months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the May 26, 2011 Board of Directors meeting.

The change in Accumulated Other Comprehensive Income at March 31, 2011 versus December 31, 2010 was a result of an improvement in the market value of the Company’s consolidated investment securities portfolio. At March 31, 2011, the Company had an unrealized gain on available for sale securities of $303 thousand, net of income taxes, an increase of $438 thousand from the unrealized loss of $135 thousand, net of income taxes, at December 31, 2010.  At March 31, 2011 and December 31, 2010, Accumulated Other Comprehensive Income included $712 thousand in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed only as of each December 31.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $672 at March 31, 2011 and $671 thousand at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, unfunded loan commitments of approximately $23.9 million at March 31, 2011, and $23.5 million at December 31, 2010.

Net Income

For the three months ended March 31, 2011 the Company reported net income of $734 thousand as compared to $608 thousand for the same period in 2010 which is an increase of $126 thousand. Income per basic and diluted share was $0.31 for the three months ended March 31, 2011 as compared to $0.26 per basic and diluted share for the period ended March 31, 2010.

The Company had an annualized return on average assets of .90% and an annualized return on average equity of 7.54% for the three months ended March 31, 2011, as compared to an annualized return on average assets and average equity of .76% and 6.16%, respectively, for the same period in 2010.

The year-to-year increase in net income of $126 thousand is attributable to the following favorable factors:

•	A decrease in the provision for loan losses of $150 thousand.

•	A decrease in interest expense of $148 thousand.

•	An increase in non-interest income of $6 thousand.

These factors were partially offset by unfavorable results in:

•	A decrease of $93 thousand in interest income due to the mix of earning assets which produced lower earning asset yields.

•	An increase in non-interest expense of $66 thousand.

•
An increase in income taxes of $19 thousand as a result of the higher pre-tax income. The effective income tax rate for the three months ended March 31, 2011 of 22.98% as compared to 24.75% for the three months ended March 31, 2010.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities. The cost of funds represents interest expense on deposits and other borrowings. Non-interest bearing deposit accounts and capital are other components representing funding sources. Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. The following narrative discussion is to complement the Average Balances, Interest Yields and Rates, and Net Interest Margin table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category reflected in the table that is adjusted for tax-exempt interest income. The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $742 thousand, for the period ended March 31, 2011, has been adjusted to $874 thousand in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended March 31, 2011 net interest income (on a tax-equivalent basis) was $3.106 million as compared to $3.003 million for the three months ended March 31, 2010, an increase of $103 thousand or 3.4%. Interest income (on a tax-equivalent basis) decreased $45 thousand for the first quarter of 2011 as compared to the year-earlier period. Interest income was primarily affected by a shift in balances moving out of loans and into investment securities.   Average loan balances when compared to the prior year period, declined $13.8 million at a yield of 6.51%, These balances for the most part moved into investment securities, which had a $12.7 million increase over the prior year period and earned a tax-equivalent yield of 4.09%, this explains the primary factor in the lower interest income for 2011 as compared to 2010. Investment income (on a tax-equivalent basis) increased $132 thousand in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010; largely as a result of the higher average balance of the investment portfolio in the first quarter of 2011 as compared to the first quarter of 2010. Lower loan income negatively affected interest income. Loan income declined $179 thousand in the year-to-year period due to increases in non-accrual loans, lower average outstanding balances, and lower interest rates seen for new loans and loans that are repricing to lower rates.  Interest income for deposits at other banks remained on par for the quarter ended March 31, 2011 as compared to the same period a year ago, with yields declining 51 basis points in the year-to-year comparison.

A small portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The tax-equivalent yield on earning assets for the three months ended March 31, 2011 was 5.56%, a decrease of 13 basis points from the yield of 5.69% reported in the comparable period of 2010.   The decrease in the earning assets yield for the period ended March 31, 2011 as compared to the same periods in 2010 is primarily the result of the following occurrences: the reduction of short-term interest rates and its impact on new loans and securities held for investment, the re-pricing of existing loans and investment securities to lower yields and a shift of loan balances into investment securities.

Reconciliation of GAAP Net Interest Income to Tax-exempt Net Interest Income

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Net interest income, GAAP basis	2,974	2,919

Tax benefit from tax-exempt securities	132	84

Net interest income, tax-exempt basis	3,106	3,003

Tax-exempt securities tax benefit is computed at the statutory rate of 34%.

For the three months ended March 31, 2011 the average balance for interest bearing liabilities was $253.2 million or $6.3 million greater than the $246.9 million for the three months ended March 31, 2010.  The cost of interest bearing liabilities for the first quarter of 2011 was 1.63%, a decrease of 29 basis points from the 1.92% cost for the first quarter of 2010.

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

Average non-interest deposit balances for the three months ended March 31, 2011 were $35.4 million or $500 thousand less than the $35.9 million for the same period of 2010. While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their cash balances to cover everyday living expenses.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended March 31, 2011 was 4.19% which is 9 basis points higher than the net interest margin for the quarter ended March 31, 2010 of 4.10%.

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

(The remainder of the page left blank, intentionally.)

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$1,847	$4	0.88%	$1,091	$4	1.39%
Loans (1)	201,985	3,241	6.51%	215,749	3,420	6.43%
Investment securities available for sale (2)	85,528	874	4.09%	72,812	742	4.08%
Federal funds sold	11,578	7	0.24%	7,586	5	0.24%
Total interest earning assets	$300,938	$4,126	5.56%	$297,238	$4,171	5.69%

Total average non-earning assets	30,435			27,832
Less: allowance for credit losses	2,205			2,762
Net average non-earning assets	28,230			25,070
TOTAL AVERAGE ASSETS	$329,168			$322,308

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$40,450	$17	0.17%	$37,569	$16	0.17%
Savings	72,509	113	0.63%	66,460	167	1.02%
Time deposits	129,465	852	2.67%	132,177	948	2.91%
Other borrowings	10,777	38	1.43%	10,699	37	1.44%
Total interest bearing liabilities	$253,201	$1,020	1.63%	$246,905	$1,168	1.92%

Noninterest bearing liabilities:
Noininterest bearing demand	32,757			33,322
Other liabilities	2,621			2,614
Total noninterest bearing liabilities	35,378			35,936

Stockholders' equity	40,589			39,467
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$329,168			$322,308

Net interest income		$3,106			$3,003
Net interest spread			3.93%			3.77%
Net interest margin			4.19%			4.10%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

For the three months ended March 31, 2011, the Bank provided $150 thousand to the Allowance for Loan Losses.  This was $150 thousand less than the $300 thousand provided for the three months ended March 31, 2010. The amount of provision recorded for 2011 is appropriate with management’s ongoing analysis of non-performing loans and currently performing loans that show the potential to deteriorate further.

As of March 31, 2011, the Bank’s non-accrual loans were $3.723 million as compared to $3.836 million at December 31, 2010; or a decrease of $113 thousand from year-end.  For the same reporting periods, total impaired loans were $6.051 million at March 31, 2011 and $5.916 million at December 31, 2010; or an increase of $135 thousand from year-end.

Management analyzes the Bank’s collateral position and probable future loss on any loan and provides specific reserves for those loans (as needed), prior to those loans actually becoming nonperforming loans. Therefore, when a loan becomes nonperforming, it is likely to already have an allowance provided for it without the need for additional provision during the same quarter when the loan moves to nonperforming status. Also see the discussion on criticized loans, earlier in this report, under the “Allowance for Loan Losses” heading.

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, other real estate owned (“OREO”) and loans held for sale, and ATM fees.  Noninterest Income for the three months ended March 31, 2011 increased 1.08% to $563 thousand from $557 thousand at March 31, 2010. Revenue from the net gain on sale of securities, the net gain on sale of OREO and losses incurred from the impairment of OREO, is considered as non-recurring revenue, therefore noninterest income, excluding these items was $556 thousand for the three months ended March 31, 2011 and $557 thousand for the same period in 2010; a decrease of $1 thousand. Below is a representation of the changes to the significant components of noninterest income.

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2011	2010	Change

Noninterest Income
Service charges on deposit accounts	$239	$261	-8.4%
Net gain on sales of loans	14	10	40.0%
Net gain on sale of securities	-	4	-100.0%
Net gain on sale of other real estate owned	7	-	100.0%
Income from bank owned life ins.	72	68	5.9%
ATM fee income	182	150	21.3%
Other income	49	64	-23.4%
Total noninterest income	$563	$557	1.1%

•
Service charges on deposit accounts decreased $22 thousand for the three months ended March 31, 2011 to $239 thousand from $261 at March 31, 2010, chiefly due to changes in the Bank’s customer behavior, revised policies regarding overdraft accounts and the continuing popularity of “totally free” checking products. The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date. Management is also exploring other deposit account changes in response to the effects of Federal regulations.

•	Net gain on sales of loans increased $4 thousand for the three months ended March 31, 2011 to $14 thousand from $10 thousand at March 31, 2010.

•
Net gain on sale of securities $4 thousand in income was realized in the three months ended March 31, 2010 as a result of Agency securities being called at par value. The Company has not sold securities during the three months ended March 31, 2011 or March 31, 2010.

•
Net gain on sale of real estate owned increased $7 thousand for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The Bank did not have any property sales in the first quarter of 2010.

•
ATM fee income increased $32 thousand for the three months ended March 31, 2011 to $182 thousand from $150 thousand at March 31, 2010 as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs. A portion of this increase is the result of changes management has made to the existing Bank/interchange relationships.

•
Other income decreased $15 thousand for the three months ended March 31, 2011 to $49 thousand from $64 thousand at March 31, 2010. Other income generally consists of incidental fees and services that tend to be variable in nature.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, data processing and other overhead costs.  Noninterest expense increased 2.8% for the quarter ended March 31, 2011 to $2.434 million from $2.368 million at March 31 2010.

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

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2011	2010	Change
Noninterest Expense
Salaries and employee benefits	$1,369	$1,364	0.4%
Net occupancy expense	149	153	-2.6%
Equipment expense	122	131	-6.9%
FDIC Insurance	201	156	28.8%
Data Processing	67	75	-10.7%
Other operating expense	526	489	7.6%
Total noninterest expense	$2,434	$2,368	2.8%

•	Salaries and employee benefits increased $5 thousand for the three months ended March 31, 2011 to $1.369 million from $1.364 million at March 31, 2010.

•	Net occupancy expense decreased $4 thousand for the three months ended March 31, 2011 to $149 thousand from $153 thousand at March 31, 2010.

•	Equipment expense decreased $9 thousand for the three months ended March 31, 2011 to $122 thousand from $131 thousand at March 31, 2010.

•	FDIC deposit insurance increased $45 thousand for the three months ended March 31, 2011 to $201 thousand from $156 thousand at March 31, 2010.

•	Data processing expense decreased $8 thousand for the three months ended March 31, 2011 to $67 thousand from $75 thousand at March 31, 2010.

•	Other operating expense increased $37 thousand for the three months ended March 31, 2011 to $526 thousand from $489 thousand at March 31, 2010.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds, of borrowers needing assurance that sufficient funds will be available to meet their credit needs and the Company’s current and future expenditures.  Liquidity can best be demonstrated by an analysis of cash flows.  The primary source of cash flows is from operating activities.  Operating activities provided $1.930 million of liquidity for the three-month period ended March 31, 2011, compared to $1.534 million for the same three months in 2010; or an increase of $396 thousand.  The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses, depreciation and securities amortization.

Other sources or uses of liquidity come from investing activities and financing activities.  Investing activities required a net use of liquidity totaling $4.486 million that was primarily used to increase the investment securities portfolio by $3.517 million and increase the loan portfolio by $772 thousand for the three months ended March 31, 2011.  For the three months ended March 31, 2011, financing activities required use of liquidity principally due to the net decrease in deposit account balances of $2.051 million.  Financing activities can be sources of liquidity as a result of issuing debt, borrowed funds or the additional issuance of Company stock.

At March 31, 2011, the Company had $19.037 million in cash and cash equivalents on hand.

The Company maintains extensive sources of liquidity including blanket collateral borrowing lines with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta which had a net availability of $43.8 million at March 31, 2011.  In addition, there are short-term unsecured borrowing lines totaling $27.4 million at March 31, 2011, which are with four correspondent banks.

As of March 31, 2011 the Bank has the following lines of credit available.

Collateralized Lines of Credit
Federal Home Loan Bank of Atlanta	$45,063,472
Federal Reserve Bank of Richmond	3,742,657
Less: Outstanding advances	(5,000,000)
Sub-total Collateralized Lines of Credit	$43,806,129

Unsecured, Short-term Lines
CenterState Bank	$6,000,000
Community Bankers Bank	11,400,000
First Tennessee Bank NA	10,000,000
Sub-total Unsecured, Short-term Lines	$27,400,000

Total Available Lines of Credit	$71,206,129

Other borrowings consisted of $6.5 million in short-term borrowings from balances outstanding in the Investment Sweeps Account product at March 31, 2011; at December 31, 2010 the balance of this product was $5.1 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

(The remainder of this page left blank, intentionally.)

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There are no material changes from any of the risk factors previously disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on November 18, 2010.   The renewed plan period was effective December 1, 2010 and expires May 31, 2011.  Purchases under the plan are limited to an individual six-month total of 40,000 shares and the maximum per share price to be paid is $16.00.  The stock repurchase plan was originally announced on August 20, 2007.

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

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
January 1 to
January 31, 2011	5,000	$13.00	5,000	30,000
February 1 to
February 28, 2011	-	-	0	30,000
March 1 to
March 31, 2011	-	-	0	30,000
Total	5,000	$13.00	5,000	30,000

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: May 13, 2011	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: May 13, 2011	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350