Form 10-Q
period 2011-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2011-08-12
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,347,234 shares of Common Stock as of August 9, 2011.

FORM 10-Q

For the Period Ended June 30, 2011

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,
	2011	December 31,
Assets	(Unaudited)	2010

Cash and due from banks	$6,473	$5,427
Interest-bearing deposits in banks	1,330	1,857
Federal funds sold	7,568	15,460
Securities available for sale, at fair market value	86,952	82,745
Restricted securities, at cost	1,007	1,079
Loans, net of allowance for loan losses of $2,137
and $2,168	202,423	200,515
Premises and equipment, net	7,035	7,135
Accrued interest receivable	1,719	1,816
Other assets	2,082	2,846
Bank owned life insurance	8,296	8,150
Other real estate owned, net of valuation allowance of $103 in 2011
and $76 in 2010	3,557	3,425

Total assets	$328,442	$330,455

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$36,232	$33,161
Interest-bearing	236,415	244,827
Total deposits	$272,647	$277,988
FHLB advances	5,000	5,000
Other borrowings	5,899	5,149
Accrued interest payable	1,011	886
Accrued expenses and other liabilities	2,321	1,795
Total liabilities	$286,878	$290,818

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,348,509 in 2011 and	1,174	1,177
2,353,509 in 2010
Retained earnings	40,005	39,308
Accumulated other comprehensive income (loss)	385	(848)
Total stockholders' equity	$41,564	$39,637

Total liabilities and stockholders' equity	$328,442	$330,455

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$3,287	$3,461	$6,529	$6,881
Investment securities:
Taxable	424	556	908	1,054
Tax-exempt	253	174	511	334
Federal Funds sold	3	3	10	8
Other	11	6	14	10
Total interest and dividend income	$3,978	$4,200	$7,972	$8,287

Interest Expense
Deposits	$947	$1,106	$1,929	$2,237
Other borrowings	39	38	77	75
Total interest expense	$986	$1,144	$2,006	$2,312

Net interest income	$2,992	$3,056	$5,966	$5,975

Provision for loan losses	150	150	300	450

Net interest income after provision
for loan losses	$2,824	$2,906	$5,666	$5,525

Noninterest Income
Service charges on deposit accounts	$267	$255	$506	$516
Net gain on sales of securities	-	23	-	27
Other-than-temporary impairments	(27)	-	(7)	-
Less: Noncredit portion of OTTI impairments	13	-	33	-
Net other-than-temporary impairments	(40)	-	(40)	-
Net gain on sales of loans	13	16	27	26
Income from bank owned life insurance	75	75	147	143
ATM fee income	196	169	377	319
Other	81	68	131	132
Total noninterest income	$592	$606	$1,148	$1,163

Noninterest Expense
Salaries and employee benefits	$1,371	$1,347	$2,740	$2,711
Net occupancy expense	151	142	300	295
Equipment expense	118	129	240	260
FDIC deposit insurance	60	143	261	299
Net (gain) on sale of other real estate owned	(9)	(13)	(16)	(13)
Impairnt-other real estate owned	27	15	27	15
Other	637	636	1,230	1,200
Total noninterest expense	$2,355	$2,399	$4,782	$4,767

Income before income taxes	$1,079	$1,113	$2,032	$1,921

Income taxes	255	297	474	497

Net income	$824	$608	$1,558	$1,424
Earnings per share, basic & diluted	$0.35	$0.34	$0.66	$0.60

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2009	$1,186	$38,177	$(373)		$38,990
Comprehensive income:
Net Income	-	1,424	-	$1,424	1,424
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	528	528	528
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(18)	(18)	(18)
Total other comprehensive income				510
Total comprehensive income	-	-	-	$1,934	-
Shares repurchased	(4)	(71)	-		(75)
Cash dividends declared ($0.34 per share)	-	(804)	-		(804)
Balance at June 30, 2010	$1,182	$38,726	$137		$40,045

Balance at December 31, 2010	$1,177	$39,308	$(848)		$39,637
Comprehensive Income:
Net income	-	1,558	-	$1,558	1,558
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	1,207	1,207	1,207
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	-	-	-
Less: reclassification adjustment on
securities other-than-temporarily
impaired, net of tax of ($14)	-	-	26	26	26
Total other comprehensive income				$1,233
Total comprehensive income	-	-	-	$2,791	-
Shares repurchased	(3)	(63)	-		(66)
Cash dividends declared ($0.34 per share)	-	(798)	-		(798)
Balance at June 30, 2011	$1,174	$40,005	$385		$41,564

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$1,558	$1,424
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	262	296
Provision for loan losses	300	450
Net (gain) on sales of loans	(27)	(26)
Origination of loans held for sale	(1,629)	(1,845)
Proceeds from sales of loans	1,656	1,871
Net (gain) on sales and calls of securities	-	(27)
Other than temporary impairment of securities	40	-
Net amortization of securities	144	95
Impairment of other real estate owned	27	15
Net (gain) on sale of other real estate owned	(16)	(13)
Changes in assets and liabilities:
Decrease in accrued interest receivable	97	60
(Increase) decrease in other assets	(15)	34
Increase in accrued interest payable	125	170
Increase (decrease) in accrued expenses and other liabilities	526	(18)
Net cash provided by operating activities	$3,048	$2,486
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$7,550	26,305
Maturities and prepayments	4,386	3,892
Purchases	(14,461)	(35,524)
Redemption of restricted securities	72	-
Net (increase) decrease in loans	(2,502)	4,925
Purchases of land, premises and equipment	(162)	(132)
Proceeds from sale of other real estate owned	151	99
Net cash (used in) investing activities	$(4,966)	$(435)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(5,341)	$8,393
Net increase (decrease) in other borrowings	750	(691)
Repurchase of common stock	(66)	(75)
Dividends paid	(798)	(804)
Net cash (used in) provided by financing activities	$(5,455)	$6,823
Net (decrease) in cash and cash equivalents	$(7,373)	$8,874
Cash and Cash Equivalents
Beginning of period	22,744	17,035
End of period	$15,371	$25,909
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,881	$2,142
Income Taxes	$295	$804
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$294	$476
Unrealized gains on securities available for sale	$1,866	$772

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.                                General

The Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, the Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, and the Consolidated Statements of Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2011 and 2010, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of June 30, 2011 the Bank employed 111 full-time employees.  The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

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

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and	(Dollars in thousands)
federal agency	$16,709	$63	$-	$16,772
State and municipal	28,279	651	(112)	28,818
Agency mortgage-backed	37,504	1,171	-	38,675
Non-agency mortgage-backed	2,046	5	(199)	1,852
Corporate	753	82	-	835
Securities available for sale	$85,291	$1,972	$(311)	$86,952

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government	(Dollars in thousands)
and federal agency	$16,761	$36	$(91)	$16,706
State and municipal	29,142	209	(646)	28,704
Agency mortgage-backed	33,828	629	(198)	34,259
Non-agency mortgage-backed	2,466	1	(192)	2,275
Corporate	753	48	-	801
Securities available for sale	$82,950	$923	$(1,127)	$82,745

The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2011 follows.   Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Maturing within one year	$860	$882
Maturing after one year through five years	9,858	9,955
Maturing after five years through ten years	11,023	11,279
Maturing after ten years	24,000	24,309
Agency mortgage-backed securities	37,504	38,675
Non-agency mortgage-backed securities	2,046	1,852
Securities available for sale	$85,291	$86,952

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$-	$-	$-	$-
State and municipal	6,447	(112)	-	-
Agency mortgage-backed	-	-	-	-
Non-agency mortgage-backed	-	-	1,065	(199)
Total temporarily
impaired securities	$6,447	$(112)	$1,065	$(199)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$10,412	$(91)	$-	$-
State and municipal	16,916	(619)	348	(27)
Agency mortgage-backed	10,408	(198)	-	-
Non-agency mortgage-backed	695	(6)	1,291	(186)
Total temporarily
impaired securities	$38,431	$(914)	$1,639	$(213)

Except as explained below, the unrealized losses in the investment portfolio as of June 30, 2011 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security. With the exception of the Company’s investment in non-agency CMO securities, unrealized losses in the investment portfolio are considered temporary. The discussion regarding the OTTI analysis for the non-agency CMO securities is discussed below in greater detail.

In the Company’s Form 10-K report for December 31, 2010, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, four of which had credit agency ratings that were below investment grade as of December 31, 2010. Management’s analysis for the second quarter of 2011 was performed with data as of May 31, 2011. This analysis indicated that four of the non-agency CMOs remain rated below investment grade; according to the Moody’s and Standard & Poor’s credit rating agencies. Management’s analysis also indicated that all five securities have made consistent monthly payments through May 31, 2011. As of May 31, 2011, all five securities showed a net unrealized loss of 7.5% of the $2.1 million book value, which is a decline of 10 basis points from the 7.6% net unrealized loss on $2.5 million of book value at December 31, 2010.

Management’s second quarter review of the non-agency CMO securities resulted in the recommendation and approval by the Board of Directors for a credit-related other-than-temporary-impairment (OTTI) write-down of $40,000 as of June 30, 2011. This action results is a cumulative credit-related OTTI write-down of $100,000 for the non-agency CMO securities. Previously, management recorded a $60,000 write-down as of December 31, 2009. The latest $40,000 write-down was determined by using the stress testing methodology that has been used since 2009. The data used for the stress testing model includes: the most current “delinquency pipeline” statistics, actual losses realized from the sale of foreclosed properties, and the level of borrower repayments that have been experienced over the life of the CMO security, to date. The credit-related other-than-temporary-impairment estimate of $100,000, which was computed by the stress testing model, is believed to be a conservative estimate of future losses in three of the five non-agency CMOs. There are a number of factors that management considers when determining a proper OTTI level for each of the CMOs, among them are: the projected date of first loss, the remaining credit support and coverage ratio for each CMO. Consideration is also given to general economic conditions that impact the borrowers and their homes, such as refinancing opportunities for jumbo mortgage borrowers, mortgage interest rates, home values, etc.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended June 30, 2011 is as follows:

(Dollars in thousands)

Credit losses recognized in earnings, beginning of period	$60

Recognition of credit losses for which an OTTI was not
previously recognized	40

Credit losses recognized in earnings, end of period	$100

Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $851 thousand at June 30, 2011. FHLB stock is generally viewed as a long-term restricted investment security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank does not consider this investment to be other than temporarily impaired at June 30, 2011 and no impairment has been recognized on the Federal Home Loan Bank stock.

Note  3.                      Loans

The loan portfolio was composed of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Residential Real Estate:
1-4 family	$88,545	$92,520
Home equity	12,293	10,816
Commercial Real Estate:
Owner occupied	25,049	23,884
Non-owner occupied	30,520	28,597
Farmland	9,618	8,787
Construction	14,934	12,943
Total real estate	180,959	177,547

Commercial & industrial loans	14,270	14,500
Consumer loans	9,331	10,636
Total loans	$204,560	$202,683

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

Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately 45.08% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties; this is a decrease from 45.51% at December 31, 2010.

Farmland loans are subject to underwriting standards and processes similar to commercial real estate loans. The loans are considered primarily on the borrower’s ability to make payments originating primarily from the cash flow of the business and secondarily as loans secured by real estate.

With respect to construction, land and land development loans that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten with independent appraisal reviews, lease rates and financial analysis of the borrowers. Construction loans are generally based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Concentrations of Credits

Most of the Company’s lending activity occurs within the Commonwealth of Virginia, more specifically within the South-Central Virginia markets that include Richmond. The majority of the Company’s loan portfolio consists of residential and commercial real estate loans. A substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market. As of June 30, 2011, there were no concentrations of commercial loans related to any individual purpose that was in excess of 6.29% of total loans.

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

Aging and nonaccrual loans, by individual loan class, as of June 30, 2011 and December 31, 2010 was as follows:

	Loans 30 - 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Loans 1	Nonaccrual Loans 1

At June 30, 2011
Residential Real Estate:	(In thousands)
1-4 family	$ 2,213	$ 1,742	$ 3,955	$ 84,590	$ 88,545	$ -	$ 1,951
Home equity	15	49	64	12,229	12,293	-	49
Commercial Real Estate
Owner occupied	-	648	648	24,401	25,049		648
Non-owner occupied	60	487	547	29,973	30,520		487
Farmland	-	8	8	9,610	9,618	-	8
Construction	29	128	157	14,777	14,934	-	143
Total real estate	2,317	3,062	5,379	175,580	180,959	-	3,286
Commercial and industrial	242	188	430	13,840	14,270	109	79
Consumer	115	24	139	9,192	9,331	5	20

Total loans	$ 2,674	$ 3,274	$ 5,948	$ 198,612	$ 204,560	$ 114	$ 3,385

	Loans 30 – 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Loans 1	Nonaccrual Loans 1

At December 31, 2010
Residential Real Estate:	(In thousands)
1-4 family	$ 3,347	$ 789	$ 4,136	$ 88,384	$ 92,520	$ 28	$ 1,788
Home equity	30	49	79	10,737	10,816	-	49
Commercial Real Estate
Owner occupied	60	636	696	23,188	23,884		637
Non-owner occupied	58	815	873	27,724	28,597		815
Farmland	-	11	11	8,776	8,787	-	10
Construction	195	182	377	12,566	12,943	-	182
Total real estate	3,690	2,482	6,172	171,375	177,547	28	3,481
Commercial and industrial	320	316	636	13,864	14,500	89	302
Consumer	96	38	134	10,502	10,636	-	53

Total loans	$ 4,106	$ 2,836	$ 6,942	$ 195,741	$ 202,683	$ 117	$ 3,836

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

Impaired loans, by class, as of June 30, 2011 and December 31, 2010 are shown in the tables below:
At June 30, 2011 With no related allowance	Loans Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Residential Real Estate:		(In thousands)
1-4 family	$135	$135	$-	$137	$5
Home equity	300	300	-	300	5
Commercial Real Estate:
Owner occupied	101	55	-	68	3
Non-owner occupied	1,327	1,327	-	1,327	46
Farmland	1,875	1,875	-	1,658	59
Construction	258	254	-	272	9
Commercial and industrial	693	160	-	783	31
Consumer installment	-	-	-	-	-
Total loans	$4,689	$4,106	$-	$4,545	$158
With an allowance recorded
Residential Real Estate:
1-4 family	$838	$837	$143	$836	$29
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,115	1,074	82	1,076	41
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	72	72	34	72	3
Commercial and industrial	187	179	55	159	5
Consumer installment	-	-	-	-	-
Total loans	$2,212	$2,162	$314	$2,143	$78
Total impaired loans1
Residential Real Estate:
1-4 family	$973	$972	$143	$973	$34
Home equity	300	300	-	300	5
Commercial Real Estate:
Owner occupied	1,216	1,129	82	1,144	44
Non-owner occupied	1,327	1,327	-	1,327	46
Farmland	1,875	1,875	-	1,658	59
Construction	330	326	34	344	12
Commercial and industrial	880	339	55	942	36
Consumer installment	-	-	-	-	-
Total loans	$6,901	$6,268	$314	$6,688	$236

At December 31, 2010 With no related allowance	Loans Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average- Recorded Investment	Interest Income Recognized
Residential Real Estate:				(In thousands)
1-4 family	$-	$-	$-	$-	$-
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	881	825	-	850	66
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	412	409	-	415	27
Commercial and industrial	835	303	-	914	70
Consumer installment	-	-	-	-	-
Total loans	$5,060	$4,469	$-	$5,650	$405
With an allowance recorded
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	669	637	56	639	30
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	63	63	24	63	4
Commercial and industrial	121	90	45	100	6
Consumer installment	8	8	1	8	1
Total loans	$1,514	$1,447	$239	$1,450	$85
Total impaired loans1
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,550	1,462	56	1,489	96
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	475	472	24	478	31
Commercial and industrial	956	393	45	1,014	76
Consumer installment	8	8	1	8	1
Total loans	$6,574	$5,916	$239	$7,100	$490

1TDR's (Troubled Debt Restructurings) included in the impaired loan tables above at June 30, 2011 and December 31, 2010 totaled $3.240 million and $1.720 million respectively.

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

The following tables present credit quality by loan class as of June 30, 2011 and December 31, 2010.

			Special
At June 30, 2011	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$ 82,319	$ 1,700	$ 958	$ 3,568	$ -	$ -	$ 88,545
Home equity	11,674	229	41	349	-	-	12,293
Commercial Real Estate:
Owner occupied	22,522	1,071	808	528	120	-	25,049
Non-owner occupied	27,795	812	1,431	481	-	-	30,519
Farmland	7,737	-	-	1,881	-	-	9,618
Construction	14,271	120	162	309	72	-	14,934
Total real estate loans	166,318	3,932	3,400	7,116	192	-	180,958
Commercial and industrial	11,415	2,474	111	270	-	-	14,270
Consumer	9,232	26	9	64	-	-	9,331

Total loans	$ 186,965	$ 6,432	$ 3,520	$ 7,450	$ 192	$ -	$ 204,559
			Special
At December 31, 2010	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$ 86,147	$ 1,428	$ 1,233	$ 3,662	$ 50	$ -	$ 92,520
Home equity	10,219	205	43	349	-	-	10,816
Commercial Real Estate:
Owner occupied	21,410	1,058	759	536	121	-	23,884
Non-owner occupied	25,438	848	1,438	873	-	-	28,597
Farmland	7,230	-	-	1,557	-	-	8,787
Construction	12,236	72	163	472	-	-	12,943
Total real estate loans	162,680	3,611	3,636	7,449	171	-	177,547
Commercial and industrial	11,491	2,505	111	319	74	-	14,500
Consumer	10,524	12	12	88	-	-	10,636

Total loans	$ 184,695	$ 6,128	$ 3,759	$ 7,856	$ 245	$ -	$ 202,683

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

The following tables detail activity in the allowance for possible loan losses by portfolio segment as of June 30, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
June 30, 2011
Beginning balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Provision for possible losses	301	37	(1)	74	54	70	(235)	300
Charge-offs	(222)	-	-	(31)	(25)	(72)	-	(350)
Recoveries	2	-	-	-	6	11	-	19
Net charge-offs	(220)	-	-	(31)	(19)	(61)	-	(331)
Ending balance	$957	$572	$24	$246	$259	$65	$14	$2,137

Period-end amount allocated to:
Loans individually evaluated
for impairment	$143	$82	$-	$34	$55	$-	$-	$314
Loans collectively evaluated
for impairment	814	490	24	212	204	65	14	1,823
Ending balance	$957	$572	$24	$246	$259	$65	$14	$2,137

Total Loans	$100,838	$55,569	$9,618	$14,934	$14,270	$9,331	$-	$204,560

Loans individually evaluated
for impairment	1,272	2,456	1,875	326	339	-	-	6,268
Loans collectively evaluated
for impairment	99,566	53,113	7,743	14,608	13,931	9,331	-	198,292

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial		Consumer	Unallocated	Total
December 31, 2010
Beginning balance	$686	$503	$33	$205	$823	$97	$326	$2,673
Provision for possible losses	566	112	(8)	280	(111)	(12)	(77)	750
Charge-offs	(381)	(80)	-	(293)	(488)	(50)	-	(1,292)
Recoveries	5	-	-	11	-	21	-	37
Net charge-offs	(376)	(80)	-	(282)	(488)	(29)	-	(1,255)
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168

Period-end amount allocated to:
Loans individually evaluated
for impairment	$113	$56	$-	$24	$45	$1	$-	$239
Loans collectively evaluated
for impairment	763	479	25	179	179	55	249	1,929
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168

Total Loans	$103,336	$52,481	$8,787	$12,943	$14,500	$10,636	$-	$202,683

Loans individually evaluated
for impairment	649	2,848	1,546	472	393	8	-	5,916
Loans collectively evaluated
for impairment	102,687	49,633	7,241	12,471	14,107	10,628	-	196,767

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

Note 5.                                Other Real Estate Owned

The tables below present a summary of the activity related to other real estate owned (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,525	$1,197	$3,425	$1,073
Additions	159	353	294	476
Sales	(100)	(87)	(135)	(86)
Direct write-downs	(27)	(15)	(27)	(15)
Balance at end of period	$3,557	$1,448	$3,557	$1,448

Operating expenses, net of
rental income	$17	$30	$29	$33

Direct write-downs of individual properties are a charge against earnings in the periods, as shown above.

Note 6.                                FHLB Advances

At June 30, 2011 and December 31, 2010, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

Note 7.                       Other Borrowings

Other borrowings consist of $5.9 million and $5.1 million in overnight repurchase agreements as of June 30, 2011 and December 31, 2010, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but collateralized by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.                      Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,348,509 shares for the three months ended June 30, 2011 and 2,364,942 shares for the three months ended June 30, 2010, 2,348,647 for the six months ended June 30, 2011 and 2,366,926 shares for the six months ended June 30, 2010. The Company has no potentially dilutive stock options or stock warrants outstanding.

Note 9.                      Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three and six months ended June 30, 2011 and 2010 were as follows:

Three Months Ended			Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Service cost	$ 75	$ 69	$ 150	$ 138
Interest Cost	71	66	142	132
Expected return on plan assets	(81)	(73)	(162)	(146)
Amortization of prior service cost	(24)	(24)	(48)	(48)
Amortization of net actuarial loss	22	19	44	38
Net periodic benefit cost	$ 63	$ 57	$ 126	$ 114

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

Note 10.                      Fair Value Measurements

Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Accounting Standards Codification 820 Fair Value Measurements and Disclosures excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At June 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$15,371	$15,371	$22,744	$22,744
Securities available for sale	86,952	86,952	82,745	82,745
Restricted securities	1,007	1,007	1,079	1,079
Loans, net	202,423	215,704	200,515	215,132
Accrued interest receivable	1,719	1,719	1,816	1,816
Bank owned life insurance	8,296	8,296	8,150	8,150

Financial liabilities:
Deposits	$272,647	$272,411	$277,988	$279,598
Other borrowings	10,899	11,017	10,149	10,346
Accrued interest payable	1,011	1,011	887	887

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

Accounting Standards Codification 820 Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$16,772	$-	$16,772	$-
State and municipal	28,818	-	28,818	-
Agency mortgage-backed	38,675	-	38,675	-
Non-agency mortgage-backed	1,852	-	1,852	-
Corporate	835	-	835	-

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at June 30, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,848	$-	$1,848	$-
valuation allowance
Other real estate owned	$3,557	$-	$3,557	$-

		Carrying value at December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,208	$-	$1,043	$165
valuation allowance
Other real estate owned	$3,425	$-	$2,925	$500

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

Note 11.                      Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company will adopt this new guidance should it enter into a business combination in the future.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company filed its quarterly financial statements in the XBRL format with the filing of Form 10-Q for June 30, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements. A tabular presentation of this data will be required with reports prepared for the third calendar quarter of 2011.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

 (The remainder of this page is blank, intentionally.)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

CRITICAL ACCOUNTING POLICIES

General

The  financial  condition  and results of  operations  presented in the Consolidated Financial  Statements, accompanying Notes to Interim Consolidated Financial Statements and  Management's discussion and analysis are, to a large degree, dependent upon  the  accounting  and reporting policies of the Company.  The Company’s accounting and reporting polices are in accordance with generally accepted accounting principles within the United States of America and with general practices within the banking industry.  The selection and application of these accounting policies by Management involve judgments, estimates, and uncertainties that are susceptible to change.

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

The Company evaluates various loans individually for impairment as required by ASC 310 Receivables.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by Management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company decreased to $328.4 million at June 30, 2011 compared to $330.5 million at December 31, 2010, representing a decrease of $2.1 million or 0.61%.

Total net loans at June 30, 2011 were $202.4 million, an increase of $1.9 million from the December 31, 2010 amount of $200.5 million. For the three months ended June 30, 2011, $9.9 million in loans were originated, a 2.9% decrease as compared to $10.2 million for the three months ended June 30, 2010. Loan originations in the Bank’s markets have generally been at lower levels as compared to when the economy was more robust. Despite the decline of activity when comparing the second quarter of 2011 to the second quarter of 2010, looking at the six month period one gains a different view. For the six months ended June 30, 2011, loan originations were $20.8 million or $2.9 million greater than the $17.9 million originated for the first six months of 2010. Management has been ready and willing to lend and the Bank has had a strong capital position during this economic crisis. The increase in loan originations for the six months of 2011 as compared to the same period in 2010 is the result of new commercial relationships. Consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment. Loan opportunities to businesses are similarly difficult to obtain given the business owners’ uncertainty regarding the strength of the regional economy, a reluctance to be highly leveraged and a lack of high quality borrowers.

Gross loan balances at June 30, 2011 as compared to December 31, 2010 indicated that during the first six months of 2011 loans secured by real estate increased $3.4 million or 2.2% and this was partially offset by a decrease in consumer, commercial and agricultural loans totaling $1.5 million or 6.17% decrease from December 31, 2010. Real estate secured loans totaled $181.0 million or 88.5% of the loan portfolio at June 30, 2011 as compared to $177.5 million and 87.67% of the loan portfolio at December 31, 2010. The non-real estate segments of the loan portfolio include agricultural, tax-exempt municipal, commercial and consumer loans.  At June 30, 2011 the totals for each segment were $334 thousand, $239 thousand, $13.5 million and $9.3 million, respectively.

Management is maintaining its standard loan pricing methodology and underwriting standards during these difficult economic times. We believe that refusing to relax these standards is critical for maintaining loan quality, even though this strategy may result in a slower growth rate of the loan portfolio. It is Management’s goal for the Bank to continue to be a source of credit for creditworthy commercial businesses, farmers, and consumers during this difficult economic environment. Gross loans as a percent of total assets were 62.3% at June 30, 2011, as compared to 61.3% at December 31, 2010.

Available for sale securities increased to $87.0 million at June 30, 2011, or 26.5% of total assets, which is an increase of $4.3 million from $82.7 million at December 31, 2010. The increase in the investment portfolio from year-end is attributed to being able to obtain securities that met management’s objectives for the portfolio in terms of credit and interest rate risks. At June 30, 2011 the investment portfolio had an unrealized gain of $1.1 million net of Federal income taxes, which is an increase of $1.2 million when compared to an unrealized loss of $135 thousand, net of Federal income taxes, at December 31, 2010.  Management’s current strategy for the investment portfolio is to focus investment purchases so that investment maturities will be laddered over a period of time when interest rates are rising. Current economists’ forecasts are not anticipating a significant change in market interest rates for the remainder of 2011.

During the second quarter of 2011, the consolidated investment portfolio had $4.85 million in securities that were called or approximately 5.5% of the consolidated investment portfolio’s average balance of $88.9 million for the second quarter of 2011. This amount represents an increase of $1.725 from the $3.125 million of called securities in the first quarter of 2011 and it is a decrease of $4.55 million from the $9.4 million in called securities for the fourth quarter of 2010. Portfolio projections for the remainder of 2011 anticipate an additional $8.5 million in callable securities to be called if interest rates remain at the June 30, 2011 levels.

The availability of securities with the credit grade and duration preferred by management continue to be in short supply. Management’s strategy is to re-invest the called securities without taking on excessive duration risk; while maintaining a diverse, high quality investment portfolio for the Company and the Bank. While the strategy is being successfully implemented, the yield of the recently purchased securities is lower than the yield of the securities that were called. The expectations are that the yield on the investment portfolio may decline in the near-term, and management does expect a decline in the overall portfolio yield to be acceptable given the forward-looking strategy of having securities mature as interest rates rise in the future. The investment securities of both the Company and the Bank at June 30, 2011 were held as “available for sale”.

Restricted securities totaled $1.007 million at June 30, 2011 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and the Community Bankers’ Bank. At December 31, 2010, the restricted securities totaled $1.079 million. The $72 thousand decline in restricted securities, as of June 30, 2011, was the result of a reduction in the holdings of Federal Home Loan Bank of Atlanta stock.

Interest bearing deposits in other banks decreased by $527 thousand at June 30, 2011 to $1.330 million as compared to $1.857 million at December 31, 2010.  Federal funds sold decreased $7.9 million to $7.6 million at June 30, 2011 from $15.5 million at December 31, 2010.  The Company’s liquidity on hand at June 30, 2011 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $15.4 million or 4.7% of total assets which is $7.3 million lower than $22.7 million or 6.9% of total assets at December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2011 was $2.137 million compared to $2.168 million at December 31, 2010. The allowance for loan losses, as a percentage of total outstanding loans, decreased to 1.04% at June 30, 2011 from 1.07% at December 31, 2010. The Company charged off $297.2 thousand in loans, recovered $11.0 thousand from previous write-offs, and provided an additional $150 thousand to the allowance during the three months ended June 30, 2011.

The ratio of net charge-offs to average loans, net of deferred fees was 0.56% for the three months ended June 30, 2011 and this compares to 0.26% for the same period in 2010. For 2011, $252.9 thousand or 72.1% of the total charge-offs were related to loans secured by real estate, $25.0 thousand or 7.1% of the total charge-offs were secured by other assets and $72.6 thousand or 20.7% were related to consumer loan charge-offs. For the three months ended June 30, 2010, $225.2 thousand in real estate-secured loans were charged-off or 75.8% of total charge-offs for the period and $72.0 thousand or 24.2% of total charge-offs were charge-offs against consumer loans. Management expects an increase in charge-offs for the remainder of 2011. The majority of the charge-offs are expected to be related to loans secured by real estate.

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

The allowance for loan losses-to-total loans ratio decreased from 1.07% of gross loans at December 31, 2010 to 1.04% of gross loans at June 30, 2011. The change in the ratio, of 3 basis point, is primarily the result of the increase of $1.9 million in gross loan balances at June 30, 3011 as compared to December 31, 2010. For the six months ended June 30, 2011, net charge-offs totaled $330.8 thousand and the historical net charge-offs ratio used in the calculation of the allowance increased from the quarter ended December 31, 2010; given that the ratio is comprised of a rolling 36-month history of net charge-offs. The second quarter provision for loan losses of $150 thousand was the same amount that was provided during the second quarter of 2010. In evaluating the adequacy of the allowance for loan losses, criticized loans are one component, out of a total of three components that generally fluctuate most in quarter-to-quarter comparisons. These fluctuations can occur in the total balance of criticized loans and/or in the amount of allowance that is specifically reserved for individual loans. The amount of criticized loans at December 31, 2010 was $12.1 million. This category decreased $800 thousand to $11.3 million at June 30, 2011. Management is focused on ensuring that the allowance for loan losses reflects the added risks posed as a result of the prolonged economic recession. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2011.

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

Deposits

Total deposits of $272.6 million at June 30, 2011 represented a decrease of $5.3 million from $278.0 million at December 31, 2010. Total certificates of deposit at June 30, 2011 were $124.1 million, $9.3 million lower from $133.4 million at December 31, 2010.  Certificates of deposit are higher costing funds as compared to checking, savings or money market accounts. CDs represented 45.5% of total deposit balances at June 30, 2011 as compared to 48.0% of total deposit balances at December 31, 2010. The significant reason for the decrease in certificates of deposits at June 30, 2011 as compared to December 31, 2010 was the non-renewal of certain large dollar deposits that consisted namely of a $3 million certificate for a local municipality and another consumer CD for approximately $1.1 million, meanwhile some customers preferred to move maturing CD funds into more liquid accounts such as money market accounts.

Non-interest bearing deposits totaled $36.2 million at June 30, 2011, which is a 9.0% increase from $33.2 million at December 31, 2010. Interest-bearing deposits totaled $236.4 million or 86.7% of total deposits at June 30, 2011 which is a decrease of $8.4 million or 3.4% from the $244.8 million and 88.1% of total deposits at December 31, 2010. The Bank continues to make progress in attracting low-cost deposit accounts. The ratio of low-cost deposit account balances as a percentage of total average deposit account balances was 51.5% for the six months ended June 30, 2011 as compared to 49.8% for the same period ended June 30, 2010. Management continues to adhere to its deposit pricing plan that maximizes the benefits of the low interest rate environment by reducing the Bank’s interest costs.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At June 30, 2011 the Company had total borrowings of $10.9 million that consisted of $5.9 million in overnight repurchase agreements and an outstanding term advance with the FHLB of $5.0 million.  This is compared to $10.1 million in borrowings at December 31, 2010.

Stockholders’ Equity

Stockholders’ equity was $41.6 million at June 30, 2011 compared to $39.6 million at December 31, 2010. The book value per common share was $17.70 at June 30, 2011 compared to $16.84 at December 31, 2010. On April 15, 2011, shareholders were paid a quarterly dividend of $0.17 per share or $399 thousand. On June 23, 2011, the Board of Directors approved another quarterly cash dividend of $0.17 per share, or $399 thousand, payable to shareholders on July 15, 2011. Total average outstanding shares for the first half of 2011 were 2,348,647 shares as compared to the average outstanding shares of 2,363,947 shares for the year ended December 31, 2010.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall banking industry’s ability to withstand the severe economic recession that impacted the industry in several areas such as interest margin compression, losses due to subprime lending, and the decline in housing and commercial real estate values. The Company’s stock is not actively traded: for example, the average daily trading volume for the first six months of 2011 was 436 shares as compared to 272 shares traded on an average daily basis during the first six months of 2010; which is 0.02% and 0.01% of the average outstanding shares for the respective periods. This lack of liquidity in the Company’s stock is the primary reason for the existing stock repurchase program which has been in place since September 2007.

The Board reauthorized the stock repurchase plan on May 26, 2011, effective June 1, 2011 until November 30, 2011. The Agreement permits the purchase of up to 40,000 shares during the six-month term. The plan is renewable every six months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the November 17, 2011 Board of Directors meeting.

The change in Accumulated Other Comprehensive Income at June 30, 2011 versus December 31, 2010 was a result of an improvement in the market value of the Company’s consolidated investment securities portfolio. At June 30, 2011, the Company had an unrealized gain on available for sale securities of $1.098 million, net of income taxes, an increase of $1.233 million from the unrealized loss of $135 thousand, net of income taxes, at December 31, 2010.  At June 30, 2011 and December 31, 2010, Accumulated Other Comprehensive Income included $712 thousand in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed only as of each December 31.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $604 at June 30, 2011 and $671 thousand at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, unfunded loan commitments of approximately $21.6 million at June 30, 2011, and $23.5 million at December 31, 2010.

Net Income

For the six months ended June 30, 2011 the Company reported net income of $1.558 million as compared to $1.424 million for the same period in 2010 which is an increase of $134 thousand. Income per basic and diluted share was $0.66 for the six months ended June 30, 2011 as compared to $0.60 per basic and diluted share for the period ended June 30, 2010.

The Company had an annualized return on average assets of .95% and an annualized return on average equity of 7.68% for the six months ended June 30, 2011, as compared to an annualized return on average assets and average equity of .88% and 7.23%, respectively, for the same period in 2010.

For the three months ended June 30, 2011 the Company reported net income of $824 thousand as compared to $816 thousand for the same period in 2010, which is an increase of $8 thousand.   Income per basic and diluted share was $0.35 for the three months ended June 30, 2011 as compared to $0.34 per basic and diluted share for the period ended June 30, 2010.

The year-to-year increase in net income of $134 thousand for the six month period  is attributable to the following favorable factors:

•	A decrease in the provision for loan losses of $150 thousand.

•	A decrease in interest expense of $306 thousand.

These factors were partially offset by unfavorable results in:

•	A decrease of $315 thousand in interest income due to a change in the mix of earning assets which produced lower earning asset yields.

•	An increase in non-interest expense of $15 thousand.

•	A decrease of $15 thousand in non-interest income.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities. The cost of funds represents interest expense on deposits and other borrowings. Non-interest bearing deposit accounts and capital are other components representing funding sources. Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. The following narrative discussion is to complement the Average Balances, Interest Yields and Rates, and Net Interest Margin table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category reflected in the table that is adjusted for tax-exempt interest income. The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $1.419 million, for the six months ended June 30, 2011, has been adjusted to $1.688 million in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended June 30, 2011 net interest income (on a tax-equivalent basis) was $3.122 million as compared to $3.145 million for the three months ended June 30, 2010, a decrease of $23 thousand or 0.73%. Interest income (on a tax-equivalent basis) decreased $181 thousand for the second quarter of 2011 as compared to the year-earlier period. Interest income was primarily affected by a shift in balances moving out of loans and into investment securities.   Average loan balances when compared to the prior year period, declined $7.8 million at a yield of 6.42%. These balances for the most part moved into investment securities, which had a $6.8 million increase over the prior year period and earned a tax-equivalent yield of 3.62%. This change in the mix of earning assets was the primary factor in the lower interest income for 2011 as compared to 2010. Investment income (on a tax-equivalent basis) decreased $9 thousand in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, largely as a result of calls on higher yielding securities within the Company’s portfolio. In addition to the decrease in investment income, lower loan income negatively affected interest income. Loan income declined $173 thousand in the year-to-year period due to increases in non-accrual loans, lower average outstanding balances, and lower interest rates seen for new loans and loans that are repricing to lower rates.  Interest income for deposits at other banks remained on par for the quarter ended June 30, 2011 as compared to the same period a year ago, with yields declining 52 basis points in the year-to-year comparison.

A small portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2011 net interest income (on a tax-equivalent basis) was $6.229 million as compared to $6.150 million for the six months ended June 30, 2010, an increase of $79 thousand or 1.28%. The average loan balances for the six months ended June 30, 2011 were $203.7 million or $10.8 million lower than the six months ended June 30, 2010, when average loan balances were $214.5 million. Loan yields for the first six months of 2011 were 6.46% or 1 basis point lower than yields of 6.47% for the comparable period in 2010.

The average investment securities balance for the first six months of 2011 was $87.8 million or $9.8 million higher than the average of $78.0 for the first six months of 2010. The investment portfolio’s average balance increase of $9.8 million was the result of the outflow of loan balances due to payoffs, the inflow of funds into deposit accounts and fully investing federal fund balances that existed at December 31, 2010. The tax equivalent yield for the investment securities for the first six months of 2011 was 3.85% or 16 basis points lower than the first six months of 2010.

The tax-equivalent yield on earning assets for the three months ended June 30, 2011 was 5.44%, a decrease of 24 basis points from the yield of 5.68% reported in the comparable period of 2010. The tax equivalent yield on earning assets for the six months ended June 30, 2011 was 5.50%, a decrease of 19 basis points from the yield of 5.69% for the six months ended June 30 2010. The decrease in the earning assets yield for the period ended June 30, 2011 as compared to the same periods in 2010 is primarily the result of the following occurrences: the reduction of short-term interest rates and its impact on new loans and securities held for investment, the re-pricing of existing loans and investment securities to lower yields and a shift of loan balances into investment securities.

Reconciliation of GAAP Net Interest Income to Tax-exempt Net Interest Income

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net interest income, GAAP basis	2,992	3,056	5,966	5,975

Tax benefit from tax-exempt securities	130	89	263	175

Net interest income, tax-exempt basis	3,122	3,145	6,229	6,150

Tax-exempt securities tax benefit is computed at the statutory rate of 34%.

For the three months ended June 30, 2011 the average balance for interest bearing liabilities was $252.3 million or $417 thousand greater than the $251.9 million for the three months ended June 30, 2010.  The cost of interest bearing liabilities for the second quarter of 2011 was 1.57%, a decrease of 25 basis points from the 1.82% cost for the second quarter of 2010.

Average interest bearing liabilities for the six months ended June 30, 2011 were $252.8 million or $3.3 million more than the $249.4 million for the first six months of 2010. The cost of interest bearing liabilities for the six months ended June 30, 2011 was 1.60% as compared to 1.87% for the six months ended June 30, 2010, a decrease of 27 basis points. The increase in interest bearing deposits is attributable to customers seeking a safe refuge for funds that are being withdrawn from mutual and stock funds as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage.  While moving funds to banks, customers are hesitant to purchase certificates of deposits and opting for shorter, better paying alternatives such as money market deposit accounts.  Management is aware of the liquidity risk that this customer behavior presents for the Bank and plans have been developed to manage such risk if it should present itself in the future.

Average non-interest deposit balances for the six months ended June 30, 2011 were $33.2 million or $500 thousand less than the $33.7 million for the same period of 2010. While a number of factors could be attributable to this decrease, the most likely scenarios include the fact that consumers and businesses are in the process of deleveraging themselves (paying down debt) and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their cash balances to cover everyday living expenses.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended June 30, 2011 was 4.14% which is 3 basis points lower than the net interest margin for the quarter ended June 30, 2010 of 4.17%. The net interest margin increased by 3 basis points to 4.16% for the six months ended June 30, 2011 as compared to 4.13% for the same period in 2010.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$1,814	$14	1.56%	$1,078	$10	1.48%
Loans (1)	203,694	6,529	6.46%	214,489	6,881	6.47%
Investment securities available for sale (2)	87,770	1,683	3.84%	78,024	1,563	4.01%
Federal funds sold	8,498	10	0.23%	6,397	8	0.25%
Total interest earning assets	$301,776	$8,236	5.50%	$299,988	$8,462	5.69%

Total average non-earning assets	30,132			28,291
Less: allowance for credit losses	2,245			2,854
Net average non-earning assets	27,887			25,437
TOTAL AVERAGE ASSETS	$329,663			$325,425

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$40,873	$36	0.18%	$38,494	$33	0.17%
Savings	73,203	227	0.63%	68,742	326	0.96%
Time deposits	127,774	1,666	2.63%	131,937	1,878	2.87%
Other borrowings	10,908	77	1.42%	10,248	75	1.48%
Total interest bearing liabilities	$252,758	$2,006	1.60%	$249,421	$2,312	1.87%

Noninterest bearing liabilities:
Noininterest bearing demand	33,190			33,716
Other liabilities	2,823			2,597
Total noninterest bearing liabilities	36,013			36,313

Stockholders' equity	40,892			39,691
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$329,663			$325,425

Net interest income		$6,230			$6,150
Net interest spread			3.90%			3.82%
Net interest margin			4.16%			4.13%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

For the three months ended June 30, 2011, the Bank provided $150 thousand to the Allowance for Loan Losses. This provision amount is exactly the amount provided for the three months ended June 30, 2010. For the six months ended June 30, 2011, $300 thousand was recorded as provision which is a decrease of $150 thousand from the $450 thousand provided for the six months ended June 30, 2010. The amount of provision recorded for 2011 is appropriate with management’s ongoing analysis of non-performing loans and currently performing loans that show the potential to deteriorate further.

As of June 30, 2011, the Bank’s non-accrual loans were $3.385 million as compared to $3.836 million at December 31, 2010; or a decrease of $451 thousand from year-end.  For the same reporting periods, total impaired loans were $6.268 million at June 30, 2011 and $5.916 million at December 31, 2010; or an increase of $352 thousand from year-end.

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

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, loans held for sale, other-than-temporary impairments and ATM fees.  Noninterest Income for the three months ended June 30, 2011 decreased 2.3% to $592 thousand from $606 thousand at June 30, 2010. For the six months ended June 30, 2011, noninterest income decreased 1.3% to $1.148 million compared to $1.163 million, or $15 thousand less than the same period in 2010. Revenue from the net gain on sale of securities, and the net amount recorded for other-than-temporary impairments, is considered as non-recurring revenue, therefore noninterest income, excluding these items was $1.188 million for the six months ended June 30, 2011 and $1.136 million for the same period in 2010; an increase of $52 thousand.

Below is a representation of the changes to the significant components of noninterest income.

	Three months ended			Six months ended
(Dollars in thousands)	June 30,	June 30,	%	June 30,	June 30,	%
	2011	2010	Change	2011	2010	Change

Noninterest Income
Service charges on deposit accounts	$267	$255	4.7%	$506	$516	-1.9%
Net gain on sales of loans	13	16	-18.8%	27	26	3.8%
Net gain on sale of securities	-	23	-100.0%	-	27	-100.0%
Other-than-temporary impairments	(27)	-	100.0%	(7)	-	100.0%
Less:Noncredit portion of OTTI impairments	13	-	100.0%	33	-	100.0%
Net other-than-temporary impairments	(40)	-	100.0%	(40)	-	100.0%
Income from bank owned life ins.	75	75	0.0%	147	143	2.8%
ATM fee income	196	169	16.0%	377	319	18.2%
Other income	81	68	19.1%	131	132	-0.8%
Total noninterest income	$592	$606	-2.3%	$1,148	$1,163	-1.3%

•
Service charges on deposit accounts increased $12 thousand for the three months ended June 30, 2011 to $267 thousand from $255 at June 30, 2010 and decreased 1.9% or $10 thousand for the six months ended June 30 2011 compared to the same period in 2010, chiefly due to changes in the Bank’s customer behavior, revised policies regarding overdraft accounts and the continuing popularity of “totally free” checking products. The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date. Management is also exploring other deposit account changes in response to the effects of Federal regulations.

•
Net gain on sales of loans decreased $3 thousand for the three months ended June 30, 2011 to $13 thousand from $16 thousand at June 30, 2010 and increased 3.8% or $1 thousand for the six months ended June 30 2011 compared to the same period in 2010 as a result of decreased activity in the secondary market.

•
Net gain on sale of securities $23 thousand in income was realized in the three months ended June 30, 2010 and $27 thousand was realized in the six months ended June 30, 2010 as a result of Agency securities being called at par value. The Company has not sold securities during the three or six month periods ending June 30, 2011.

•
Other-than-temporary impairments At June 30, 2011, management recorded an other-than-temporary impairment relating to what is determined to be a permanent credit loss involving non-agency CMO securities in the amount of $40 thousand.   There was no impairment charge related to credit loss for any of the portfolio securities taken in 2010.   For further discussion on other-than-temporary impairments see “Note 2” earlier in this report.

•
ATM fee income increased $27 thousand for the three months ended June 30, 2011 to $196 thousand from $169 thousand at June 30, 2010 and increased 18.2% or $58 thousand for the six months ended June 30, 2011 compared to the same period in 2010 as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs. A portion of this increase is the result of changes management has made to the existing Bank/interchange relationships.

•
Other income increased $13 thousand for the three months ended June 30, 2011 to $81 thousand from $68 thousand at June 30, 2010 and decreased 0.8% or $1 thousand for the six months ended June 30, 2011 compared to the same period in 2010. Other income generally consists of incidental fees and services that tend to be variable in nature.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, other real estate owned (“OREO”), data processing and other overhead costs.  Noninterest expense decreased 1.8% for the quarter ended June 30, 2011 to $2.355 million from $2.399 million at June 30, 2010.   For the six months ended June 30, 2011, noninterest expenses increased $15 thousand to $4.782 million as compared to $4.767 million for the comparable period in 2010, or an increase of 0.3%.   The revenues recognized on sales of OREO and the losses incurred from the impairment of OREO are considered non-recurring, therefore noninterest expense, excluding these items was $4.771 million for the six months ended June 30, 2011 and $4.765 million for the same period in 2010; an increase of $6 thousand.

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

	Three months ended			Six months ended
(Dollars in thousands)	June 30,	June 30,	%	June 30,	June 30,	%
	2011	2010	Change	2011	2010	Change
Noninterest Expense
Salaries and employee benefits	$1,371	$1,347	1.8%	$2,740	$2,711	1.1%
Net occupancy expense	151	142	6.3%	300	295	1.7%
Equipment expense	118	129	-8.5%	240	260	-7.7%
FDIC Insurance	60	143	-58.0%	261	299	-12.7%
Data Processing	76	81	-6.2%	143	158	-9.5%
Net (gain) on sale of oreo properties	(9)	(13)	-30.8%	(16)	(13)	23.1%
Impairment - oreo properties	27	15	80.0%	27	15	80.0%
Other operating expense	561	555	1.1%	1,087	1,042	4.3%
Total noninterest expense	$2,355	$2,399	-1.8%	$4,782	$4,767	0.3%

•
Salaries and employee benefits increased $24 thousand for the three months ended June 30, 2011 to $1.371 million from $1.347 million at June 30, 2010 and 1.1% or $29 thousand for the first six months of 2011 primarily due to a decline in loan origination cost deferrals and increases related to cost of living salary adjustments.

•
Net occupancy expense increased $9 thousand for the three months ended June 30, 2011 to $151 thousand from $142 thousand at June 30, 2010 and 1.7% or $5 thousand for the first six months of 2011 primarily as a result of higher utility costs.

•
Equipment expense decreased $11 thousand for the three months ended June 30, 2011 to $118 thousand from $129 thousand at June 30, 2010 and 7.7% or $20 thousand for the year-to-date primarily due to lower depreciation expense as equipment becomes fully depreciated.

•
FDIC deposit insurance decreased $83 thousand for the three months ended June 30, 2011 to $60 thousand from $143 thousand at June 30, 2010 and 12.7% or $38 thousand for the first six months of 2011, primarily as a result of the new calculation employed by the FDIC to determine a financial institutions quarterly assessment.

•	Data processing expense decreased $5 thousand for the three months ended June 30, 2011 to $76 thousand from $81 thousand at June 30, 2010 and 9.5% or $15 thousand for the first six months of 2010.

•	Net (gain) on sale of OREO properties decreased 30.8%or $4 thousand for the three months ended June 30, 2011 and increased 23.1% or $3 thousand for the first six months of 2011.

•
Impairment – other real estate owned increased $12 thousand for the three months ended June 30, 2011 to $27 thousand from $15 thousand at June 30, 2010.   The same increase was recorded for the first six months of 2011.   In accordance with accounting standards ASC 310 and ASC 360, management had certain OREO properties re-appraised and those properties values had declined and this change was reported as an impairment charge.

•
Other operating expense increased $6 thousand for the three months ended June 30, 2011 to $561 thousand from $555 thousand at June 30, 2010 and 4.3% or $45 thousand for the first six months of 2011.   Costs related to the Commonwealth’s Franchise Tax, ATM network and collection-related expenses are included in this category.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds, of borrowers needing assurance that sufficient funds will be available to meet their credit needs and the Company’s current and future expenditures.  Liquidity can best be demonstrated by an analysis of cash flows.  The primary source of cash flows is from operating activities.  Operating activities provided $3.047 million of liquidity for the six-month period ended June 30, 2011, compared to $2.486 million for the same six months in 2010; or an increase of $561 thousand.  The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses, depreciation and securities amortization.

Other sources or uses of liquidity come from investing activities and financing activities.  Investing activities required a net use of liquidity totaling $4.965 million that was primarily used to increase the investment securities portfolio by $4.207 million and increase the loan portfolio by $2.502 million for the six months ended June 30, 2011.  For the six months ended June 30, 2011, financing activities required use of liquidity principally due to the net decrease in deposit account balances of $5.341 million.  Financing activities can be sources of liquidity as a result of issuing debt, borrowed funds or the additional issuance of Company stock.

At June 30, 2011, the Company had $15.371 million in cash and cash equivalents on hand.

The Company maintains extensive sources of liquidity including blanket collateral borrowing lines with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta which had a net availability of $28.1 million at June 30, 2011.  In addition, there are short-term unsecured borrowing lines totaling $27.4 million at June 30, 2011, which are with three correspondent banks.

As of June 30, 2011 the Bank has the following lines of credit available.

Collateralized Lines of Credit
Federal Home Loan Bank of Atlanta	$ 29,553,652
Federal Reserve Bank of Richmond	3,552,143
Less: Outstanding advances	(5,000,000)
Sub-total Collateralized Lines of Credit	$ 28,105,795

Unsecured, Short-term Lines
CenterState Bank	$ 6,000,000
Community Bankers Bank	11,400,000
First Tennessee Bank NA	10,000,000
Sub-total Unsecured, Short-term Lines	$ 27,400,000

Total Available Lines of Credit	$ 55,505,795

Other borrowings consisted of $5.9 million in short-term borrowings and from balances outstanding in the Investment Sweeps Account product at June 30, 2011; at December 31, 2010 the balance of this product was $5.1 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government. Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours. In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve continuation of the common stock repurchase plan at their regularly scheduled meeting held on May 26, 2011. The renewed plan period was effective June 1, 2011 and expires November 30, 2011.  Purchases under the plan are limited to an individual six-month total of 40,000 shares and the maximum per share price to be paid is $16.00.  The stock repurchase plan was originally announced on August 20, 2007.

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

The table below indicates the shares that were no repurchased shares during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
April 1 to
April 30, 2011	-	-	0	40,000
May 1 to
May 31, 2011	-	-	0	40,000
June 1 to
June 30, 2011	-	-	0	40,000
Total	0	$-	0	40,000

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350