Form 10-Q/A
period 2011-06-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2011-09-08
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q/A
(Amendment No. 1)
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
(434) 292-7221 (Registrant's telephone number including area code)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Citizens Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Interim Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: September 8, 2011	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: September 8, 2011	/s/ Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2*	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350

101**
The following materials from Citizens Bancorp of Virginia, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Interim Consolidated Financial Statements.

*	Previously filed or furnished with Citizen Bancorp of Virginia, Inc.’s Form 10-Q filed on August 12, 2011.

**	Furnished with this Form 10-Q/A.