Form 10-Q
period 2011-09-30
CITIZENS BANCORP OF VIRGINIA INC
filed 2011-11-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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
2,331,242 shares of Common Stock as of October 28, 2011.

FORM 10-Q

For the Period Ended September 30, 2011

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Cash and due from banks	$6,894	$5,427
Interest-bearing deposits in banks	1,837	1,857
Federal funds sold	13,562	15,460
Securities available for sale, at fair market value	82,601	82,745
Restricted securities, at cost	972	1,079
Loans, net of allowance for loan losses of $2,364
and $2,168	197,461	200,515
Premises and equipment, net	6,910	7,135
Accrued interest receivable	1,584	1,816
Other assets	1,765	2,846
Bank owned life insurance	8,372	8,150
Other real estate owned, net of valuation allowance of $111 in 2011
and $76 in 2010	6,844	3,425

Total assets	$328,802	$330,455
Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$37,571	$33,161
Interest-bearing	234,321	244,827
Total deposits	$271,892	$277,988
FHLB advances	5,000	5,000
Other borrowings	6,265	5,149
Accrued interest payable	705	886
Accrued expenses and other liabilities	2,515	1,795
Total liabilities	$286,377	$290,818

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,331,242 in 2011 and	1,166	1,177
2,353,509 in 2010
Retained earnings	40,157	39,308
Accumulated other comprehensive income (loss)	1,102	(848)
Total stockholders' equity	$42,425	$39,637

Total liabilities and stockholders' equity	$328,802	$330,455

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$3,201	$3,439	$9,730	$10,320
Investment securities:
Taxable	394	459	1,302	1,513
Tax-exempt	258	233	769	567
Federal Funds sold	5	6	15	14
Other	5	6	19	16
Total interest and dividend income	$3,863	$4,143	$11,835	$12,430

Interest Expense
Deposits	$854	$1,089	$2,783	$3,326
Other borrowings	39	38	116	113
Total interest expense	$893	$1,127	$2,899	$3,439

Net interest income	$2,970	$3,016	$8,936	$8,991

Provision for loan losses	225	150	525	600

Net interest income after provision
for loan losses	$2,745	$2,866	$8,411	$8,391

Noninterest Income
Service charges on deposit accounts	$279	$258	$785	$774
Net gain on sales of securities	-	3	-	30
Other-than-temporary impairments	(31)	-	(37)	-
Less: Noncredit portion of OTTI impairments	(31)	-	3	-
Net other-than-temporary impairments	-	-	(40)	-
Net gain on sales of loans	25	23	52	49
Income from bank owned life insurance	75	74	222	217
ATM fee income	191	165	568	484
Other	89	67	208	199
Total noninterest income	$659	$590	$1,795	$1,753

Noninterest Expense
Salaries and employee benefits	$1,372	$1,372	$4,112	$4,083
Net occupancy expense	150	158	450	453
Equipment expense	118	142	358	402
FDIC deposit insurance	65	104	326	403
Net (gain) on sale of other real estate owned	(5)	-	(21)	(13)
Impairment-other real estate owned	8	60	35	75
Other	668	626	1,886	1,826
Total noninterest expense	$2,376	$2,462	$7,146	$7,229

Income before income taxes	$1,028	$994	$3,060	$2,915

Income taxes	236	232	710	729

Net income	$792	$762	$2,350	$2,186
Earnings per share, basic & diluted	$0.34	$0.32	$1.01	$0.92

   See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2009	$1,186	$38,177	$(373)		$38,990
Comprehensive income:
Net Income	-	2,186	-	$2,186	2,186
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	1,274	1,274	1,274
Less: reclassification adjustment for
gain on sale of securities, net of tax	-	-	(20)	(20)	(20)
Total other comprehensive income				1,254
Total comprehensive income	-	-	-	$3,440	-
Shares repurchased	(4)	(81)	-		(85)
Cash dividends declared ($0.51 per share)	-	(1,206)	-		(1,206)
Balance at September 30, 2010	$1,182	$39,076	$881		$41,138

Balance at December 31, 2010	$1,177	$39,308	$(848)		$39,637
Comprehensive Income:
Net income	-	2,350	-	$2,350	2,350
Other comprehensive income, net of taxes
Unrealized gains on securities available
for sale, net of deferred taxes	-	-	1,924	1,924	1,924
Less: reclassification adjustment on
securities other-than-temporarily
impaired, net of tax of ($14)	-	-	26	26	26
Total other comprehensive income				$1,950
Total comprehensive income	-	-	-	$4,300	-
Shares repurchased	(11)	(306)	-		(317)
Cash dividends declared ($0.51 per share)	-	(1,195)	-		(1,195)
Balance at September 30, 2011	$1,166	$40,157	$1,102		$42,425

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$2,350	$2,186
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	393	444
Provision for loan losses	525	600
Net (gain) on sales of loans	(52)	(49)
Origination of loans held for sale	(2,911)	(3,182)
Proceeds from sales of loans	2,963	3,231
Net (gain) on sales and calls of securities	-	(30)
Other than temporary impairment of securities	40	-
Net amortization of securities	224	184
Impairment of other real estate owned	35	75
Net (gain) on sale of other real estate owned	(21)	(13)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	232	(45)
(Increase) decrease in other assets	(144)	38
(Decrease) in accrued interest payable	(181)	(47)
Increase (decrease) in accrued expenses and other liabilities	720	(6)
Net cash provided by operating activities	$4,173	$3,386
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$18,140	38,755
Maturities and prepayments	6,753	7,090
Purchases	(22,060)	(62,929)
Redemption of restricted securities	107	74
Net (increase) decrease in loans	(1,147)	5,288
Purchases of land, premises and equipment	(168)	(141)
Proceeds from sale of other real estate owned	243	221
Net cash provided by (used in) investing activities	$1,868	$(11,642)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(6,096)	$7,674
Net increase (decrease) in other borrowings	1,116	(185)
Repurchase of common stock	(317)	(85)
Dividends paid	(1,195)	(1,206)
Net cash (used in) provided by financing activities	$(6,492)	$6,198
Net (decrease) in cash and cash equivalents	$(451)	$(2,058)
Cash and Cash Equivalents
Beginning of period	22,744	17,035
End of period	$22,293	$14,977
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,080	$3,486
Income Taxes	$530	$1,204
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$3,676	$1,133
Unrealized gains on securities available for sale	$2,952	$1,900

See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.                          General

The Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, and the Consolidated Statements of Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2011 and 2010, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003. The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”). The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System. The Bank was incorporated in 1873 under the laws of Virginia. Deposits are insured by the Federal Deposit Insurance Corporation. As of September 30, 2011 the Bank employed 109 full-time employees. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

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

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and	(Dollars in thousands)
federal agency	$10,504	$45	$-	$10,548
State and municipal	28,760	1,337	(4)	30,094
Agency mortgage-backed	37,972	1,534	-	39,506
Non-agency mortgage-backed	1,864	-	(231)	1,633
Corporate	753	67	-	820
Securities available for sale	$79,853	$2,983	$(235)	$82,601

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government	(Dollars in thousands)
and federal agency	$16,761	$36	$(91)	$16,706
State and municipal	29,142	209	(646)	28,704
Agency mortgage-backed	33,828	629	(198)	34,259
Non-agency mortgage-backed	2,466	1	(192)	2,275
Corporate	753	48	-	801
Securities available for sale	$82,950	$923	$(1,127)	$82,745

The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2011 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Maturing within one year	$1,763	$1,800
Maturing after one year through five years	6,982	7,035
Maturing after five years through ten years	7,023	7,352
Maturing after ten years	24,249	25,275
Agency mortgage-backed securities	37,972	39,506
Non-agency mortgage-backed securities	1,864	1,633
Securities available for sale	$79,853	$82,601

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$751	$(0)	$-	$-
State and municipal	504	(4)	-	-
Agency mortgage-backed	-	-	-	-
Non-agency mortgage-backed	722	(3)	1,011	(228)
Total temporarily
impaired securities	$1,976	$(7)	$1,011	$(228)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$10,412	$(91)	$-	$-
State and municipal	16,916	(619)	348	(27)
Agency mortgage-backed	10,408	(198)	-	-
Non-agency mortgage-backed	695	(6)	1,291	(186)
Total temporarily
impaired securities	$38,431	$(914)	$1,639	$(213)

Except as explained below, the unrealized losses in the investment portfolio as of September 30, 2011 are considered temporary and are a result of general market fluctuations that occur daily and which have been more volatile since the current economic recession began.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Bank to sell the security, (2) whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Bank expects to recover the securities entire amortized cost basis regardless of the Bank’s intent to sell the security. With the exception of the Company’s investment in non-agency CMO securities, unrealized losses in the investment portfolio are considered temporary. The discussion regarding the OTTI analysis for the non-agency CMO securities is discussed below in greater detail.

In the Company’s Form 10-K report for December 31, 2010, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, four of which had credit agency ratings that were below investment grade as of December 31, 2010. Management’s analysis for the third quarter of 2011 was performed with reported data as of August 2011. This analysis indicated that four of the non-agency CMOs remain rated below investment grade; according to the Moody’s and Standard & Poor’s credit rating agencies. Management’s analysis also indicated that all five securities have made consistent monthly payments through August 31, 2011. As of August 31, 2011, all five securities showed a net unrealized loss of 10.8% of the $2.1 million book value, which is a decline of 330 basis points from the 7.5% net unrealized loss on $2.2 million of book value at May 31, 2011.

Management’s third quarter review of the non-agency CMO securities resulted in the conclusion that no additional impairment was indicated for any of the securities beyond the cumulative credit-related other-than-temporary-impairment (OTTI) write-down of $100,000 that has been recorded to date. Previously, management recorded a $60,000 write-down as of December 31, 2009 and an additional $40,000 as of June 30, 2011. The data used for the stress testing model includes: the most current “delinquency pipeline” statistics, actual losses realized from the sale of foreclosed properties, and the level of borrower repayments that have been experienced over the life of the CMO security, to date. The credit-related other-than-temporary-impairment estimate of $100,000, which was computed by the stress testing model, is believed to be a conservative estimate of future losses in three of the five non-agency CMOs. There are a number of factors that management considers when determining a proper OTTI level for each of the CMOs, among them are: the projected date of first loss, the remaining credit support and coverage ratio for each CMO. Consideration is also given to general economic conditions that impact the borrowers and their homes, such as refinancing opportunities for jumbo mortgage borrowers, mortgage interest rates, home values, etc.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended September 30, 2011 is as follows:

(Dollars in thousands)

Credit losses recognized in earnings, beginning of period	$100

Recognition of credit losses for which an OTTI was not
previously recognized	-

Credit losses recognized in earnings, end of period	$100

Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $815 thousand at September 30, 2011. FHLB stock is generally viewed as a long-term restricted investment security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider this investment to be other than temporarily impaired at September 30, 2011 and no impairment has been recognized on the Federal Home Loan Bank stock.

Note 3.                      Loans

The loan portfolio was composed of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Residential Real Estate:
1-4 family	$86,969	$92,520
Home equity	12,458	10,816
Commercial Real Estate:
Owner occupied	23,866	23,884
Non-owner occupied	29,376	28,597
Farmland	11,149	8,787
Construction	14,600	12,943
Total real estate	178,418	177,547

Commercial & industrial loans	12,513	14,500
Consumer loans	8,894	10,636
Total loans	$199,825	$202,683

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

The Company has six loan portfolio level segments and eight loan class levels for reporting purposes.

The six loan portfolio level segments include:

•	Residential real estate loans are loans made to borrowers for the purchase of residential dwellings.

•	Commercial real estate loans are loans made to business entities for the purchase of real estate and buildings that will be used in the business..

•	Farmland loans are loans made to farming entities to acquire land used for agricultural purposes such as in the cultivation of crops or livestock.

•	Construction and land development loans are loans made to individuals or developers in order to construct homes, develop raw land into buildable acreage, or for commercial construction purposes.

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

Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 44.83% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties; this is a decrease from 45.51% at December 31, 2010.

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

The Company maintains a credit review department that reviews and validates the credit risk program on a periodic basis. In addition, the Company’s Audit and Risk Management Committee contracts with an independent loan review consulting firm the work of reviewing, among other things, loan relationships exceeding $250,000, a sample of loans underwritten within the authority of loan officers, and the risk grading of criticized and classified assets with a balance in excess of $100,000. The firm provides a report to the Audit and Risk Management Committee upon the completion of their annual review. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credits

Most of the Company’s lending activity occurs within the Commonwealth of Virginia, more specifically within the South-Central Virginia markets that include Richmond. The majority of the Company’s loan portfolio consists of residential and commercial real estate loans. A substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market. As of September 30, 2011, there were no concentrations of commercial loans related to any individual purpose that was in excess of 6.38% of total loans.

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

Aging and nonaccrual loans, by individual loan class, as of September 30, 2011 and December 31, 2010 was as follows:

At September 30, 2011	Loans 30 – 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Loans 1	Nonaccrual Loans 1
				(In thousands)
Residential Real Estate
1-4 family	$1,557	$1,081	$2,638	$84,331	$86,969	$60	$1,202
Home equity	-	49	49	12,409	12,458	-	49
Commercial Real Estate
Owner occupied	-	688	688	23,178	23,866		689
Non-owner occupied	191	479	670	28,706	29,376		479
Farmland	-	7	7	11,142	11,149	-	7
Construction	179	142	321	14,279	14,600	-	142
Total real estate	1,927	2,446	4,373	174,045	178,418	60	2,568
Commercial and industrial	300	43	343	12,170	12,513	-	133
Consumer	178	17	195	8,699	8,894	-	18

Total loans	$2,405	$2,506	$4,911	$194,914	$199,825	$60	$2,719

At December 31, 2010	Loans 30 – 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Loans 1	Nonaccrual Loans 1
(In thousands)
Residential Real Estate
1-4 family	$3,347	$789	$4,136	$88,384	$92,520	$28	$1,788
Home equity	30	49	79	10,737	10,816	-	49
Commercial Real Estate
Owner occupied	60	636	696	23,188	23,884		637
Non-owner occupied	58	815	873	27,724	28,597		815
Farmland	-	11	11	8,776	8,787	-	10
Construction	195	182	377	12,566	12,943	-	182
Total real estate	3,690	2,482	6,172	171,375	177,547	28	3,481
Commercial and industrial	320	316	636	13,864	14,500	89	302
Consumer	96	38	134	10,502	10,636	-	53

Total loans	$4,106	$2,836	$6,942	$195,741	$202,683	$117	$3,836

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

Impaired loans, by class, as of September 30, 2011 and December 31, 2010 are shown in the tables below:

At September 30, 2011	Loans Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Residential Real Estate:	(In thousands)
1-4 family	$204	$180	$-	$181	$10
Home equity	301	301	-	300	7
Commercial Real Estate:
Owner occupied	145	94	-	103	8
Non-owner occupied	-	-	-	-	-
Farmland	1,375	1,375	-	1,375	77
Construction	266	228	-	262	13
Commercial and industrial	653	120	-	680	41
Consumer installment	-	-	-	-	-
Total loans	$2,944	$2,298	$-	$2,901	$156
With an allowance recorded
Residential Real Estate:
1-4 family	$291	$283	$120	$841	$43
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,117	1,068	73	1,075	63
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-		-
Construction	72	72	24	72	5
Commercial and industrial	97	108	31	96	4
Consumer installment	-	-	-	-	-
Total loans	$1,577	$1,531	$248	$2,084	$115
Total impaired loans1
Residential Real Estate:
1-4 family	$495	$463	$120	$1,022	$53
Home equity	301	301	-	300	7
Commercial Real Estate:
Owner occupied	1,262	1,162	73	1,178	71
Non-owner occupied	-	-	-	-	-
Farmland	1,375	1,375	-	1,375	77
Construction	338	300	24	334	18
Commercial and industrial	750	228	31	776	45
Consumer installment	-	-	-	-	-
Total loans	$4,521	$3,829	$248	$4,985	$271

At December 31, 2010	Loans Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Residential Real Estate:	(In thousands)
1-4 family	$-	$-	$-	$-	$-
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	881	825	-	850	66
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	412	409	-	415	27
Commercial and industrial	835	303	-	914	70
Consumer installment	-	-	-	-	-
Total loans	$5,060	$4,469	$-	$5,650	$405
With an allowance recorded
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	669	637	56	639	30
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	63	63	24	63	4
Commercial and industrial	121	90	45	100	6
Consumer installment	8	8	1	8	1
Total loans	$1,514	$1,447	$239	$1,450	$85
Total impaired loans1
Residential Real Estate:
1-4 family	$653	$649	$113	$640	$44
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	1,550	1,462	56	1,489	96
Non-owner occupied	1,386	1,386	-	1,390	97
Farmland	1,546	1,546	-	2,081	145
Construction	475	472	24	478	31
Commercial and industrial	956	393	45	1,014	76
Consumer installment	8	8	1	8	1
Total loans	$6,574	$5,916	$239	$7,100	$490

1 Troubled Debt Restructurings included in the impaired loan tables above at September 30, 2011 and December 31, 2010 totaled $1.889 million and $1.720 million respectively.

Troubled Debt Restructurings

As a result of adopting the amendments in ASU 2011-02 on July 1, 2011, the Company reassessed all loans that were renewed on or after January 1, 2011 for identification as a troubled debt restructuring (“TDR”). The Company identified as troubled debt restructurings certain loans for which impairment had previously been measured collectively within their homogeneous pool. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective evaluation of the impairment measurement guidance for those receivables newly identified as impaired. The impact of this new guidance did not have a material impact on the Company’s non-performing assets, allowance for loan losses, earnings, or capital.

The Company considers troubled debt restructurings to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosure above is a loan for $302 thousand that is considered to be troubled debt restructurings as of September 30, 2011. This loan was granted a payment concession whereas the required principal pay downs were suspended and the customer was paying interest-only.  Any loan that is considered to be a TDR is specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing as of September 30, 2011 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011

		Pre	Post		Pre	Post
	Number of	Modification	Modification	Number of	Modification	Modification
	Loans	Balance	Balance	Loans	Balance	Balance
Real estate loans:
1-4 family	-	$ -	$ -	-	$ -	$ -
Home equity	-	-	-	1	300	302
Commercial real estate loans:
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Total real estate loans	-	$ -	$ -	1	$ 300	$ 302

Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total loans	-	$ -	$ -	1	$ 300	$ 302

Troubled Debt Restructurings, by class that were modified during the last twelve months that have gone into default under the restructured loan terms during the last three and nine months ended September 30, 2011:

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Number		Number
	of Loans	Defaulted Balance	of Loans	Defaulted Balance
Real estate loans:
1-4 family	-	$ -	-	$ -
Home equity	-	-	-	-
Commercial real estate loans:
Owner occupied	-	-	-	-
Non-owner occupied	1	1,337	1	1,337
Farmland	-	-	-	-
Construction	-	-	-	-
Total real estate loans	1	$ 1,337	1	$ 1,337

Commercial and industrial	-	-	-	-
Consumer	-	-	-	-

Total loans	1	$ 1,337	-	$ 1,337

The restructured loan, shown in the TDR default table above was originally granted a payment concession that provided for monthly, interest-only payments.  The loan became an insubstance foreclosure at September 30, 2011.

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

Grade 4 – “Acceptable” This grade includes loans to borrowers that will have inherent, definable weaknesses, however these weaknesses are not necessarily uncommon to a particular business, loan type, or industry. Economic changes could have negative repercussions on the financial condition. Borrowers overall financial position would indicate financing in the market is feasible, at rates and terms typical of current market conditions. Debt service coverage is deemed acceptable at 1.00 to 1.19 times on a combined basis for at least two years of historical earnings. Borrowers exhibit moderately high to high levels of leverage as noted against policy and Risk Management Association industry averages. Tangible net worth is marginally positive or even showing signs of a deficit net worth. Collateral support is deemed to be acceptable or even marginal, but not strong based on appropriate discounting, asset quality may be questionable given specific nature of assets, and often secondary non-business assets are required. Earnings are marginally positive or a trend of negative earnings is identified and distributions are considered to be in excess of reasonableness. Guarantor support is deemed to be marginal as evidenced by personal assets, which probably could not support the business in full if needed. Repayment history also shows a discernable level of delinquent payments.

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

The following tables present credit quality by loan class as of September 30, 2011 and December 31, 2010.

Special
At September 30, 2011	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total

Residential Real Estate:	(In thousands)
1-4 family	$77,987	$4,663	$1,652	$2,667	$-	$-	$86,969
Home equity	11,591	472	44	351	-	-	12,458
Commercial Real Estate:
Owner occupied	20,941	1,030	1,206	689	-	-	23,866
Non-owner occupied	27,109	1,506	288	473	-	-	29,376
Farmland	8,753	524	493	1,379	-	-	11,149
Construction	13,495	404	347	282	72	-	14,600
Total real estate loans	159,876	8,599	4,030	5,841	72	-	178,418
Commercial and industrial	9,642	1,463	1,180	228	-	-	12,513
Consumer	8,820	23	6	45	-	-	8,894

Total loans	$178,338	$10,085	$5,216	$6,114	$72	$-	$199,825

Special
At December 31, 2010	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total

Residential Real Estate:	(In thousands)
1-4 family	$86,147	$1,428	$1,233	$3,662	$50	$-	$92,520
Home equity	10,219	205	43	349	-	-	10,816
Commercial Real Estate:
Owner occupied	21,410	1,058	759	536	121	-	23,884
Non-owner occupied	25,438	848	1,438	873	-	-	28,597
Farmland	7,230	-	-	1,557	-	-	8,787
Construction	12,236	72	163	472	-	-	12,943
Total real estate loans	162,680	3,611	3,636	7,449	171	-	177,547
Commercial and industrial	11,491	2,505	111	319	74	-	14,500
Consumer	10,524	12	12	88	-	-	10,636

Total loans	$184,695	$6,128	$3,759	$7,856	$245	$-	$202,683

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

The following tables detail activity in the allowance for possible loan losses by portfolio segment for the nine months ended September 30, 2011 and for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Residential	Commercial			Commercial
	Real	Real			and
September 30, 2011	Estate	Estate	Farmland	Construction	Industrial	Consumer	Unallocated	Total

Beginning balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Provision for possible losses	222	7	3	65	33	71	124	525
Charge-offs	(257)	-	-	(31)	(25)	(75)	-	(388)
Recoveries	36	-	-	-	9	14	-	59
Net charge-offs	(221)	-	-	(31)	(16)	(61)	-	(329)
Ending balance	$877	$542	$28	$237	$241	$66	$373	$2,364

Period-end amount allocated to:
Loans individually evaluated
for impairment	$120	$73	$-	$24	$31	$-	$-	$248
Loans collectively evaluated
for impairment	757	469	28	213	210	66	373	2,116
Ending balance	$877	$542	$28	$237	$241	$66	$373	$2,364

Total Loans	$99,427	$53,242	$11,149	$14,600	$12,513	$8,894	$-	$199,825

Loans individually evaluated
for impairment	764	1,162	1,375	301	228	-	-	3,830
Loans collectively evaluated
for impairment	98,663	52,080	9,774	14,299	12,285	8,894	-	195,995

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
December 31, 2010
Beginning balance	$686	$503	$33	$205	$823	$97	$326	$2,673
Provision for possible losses	566	112	(8)	280	(111)	(12)	(77)	750
Charge-offs	(381)	(80)	-	(293)	(488)	(50)	-	(1,292)
Recoveries	5	-	-	11	-	21	-	37
Net charge-offs	(376)	(80)	-	(282)	(488)	(29)	-	(1,255)
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168

Period-end amount allocated to:
Loans individually evaluated
for impairment	$113	$56	$-	$24	$45	$1	$-	$239
Loans collectively evaluated
for impairment	763	479	25	179	179	55	249	1,929
Ending balance	$876	$535	$25	$203	$224	$56	$249	$2,168

Total Loans	$103,336	$52,481	$8,787	$12,943	$14,500	$10,636	$-	$202,683

Loans individually evaluated
for impairment	649	2,848	1,546	472	393	8	-	5,916
Loans collectively evaluated
for impairment	102,687	49,633	7,241	12,471	14,107	10,628	-	196,767

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

Note 5.                                Other Real Estate Owned

The tables below present a summary of the activity related to other real estate owned (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,557	$1,448	$3,425	$1,073
Additions	3,382	657	3,676	1,133
Sales	(87)	(120)	(222)	(206)
Direct write-downs	(8)	(61)	(35)	(76)
Balance at end of period	$6,844	$1,924	$6,844	$1,924

Operating expenses, net of
rental income	$35	$30	$68	$63

Direct write-downs of individual properties are a charge against earnings in the periods, as shown above.

Note 6.                                FHLB Advances

At September 30, 2011 and December 31, 2010, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Five-year / two-year convertible advance at 2.47%
maturing February 5, 2013	$5,000	$5,000

On October 11, 2011, management concluded the refinancing of the above advance into a 2-year, fixed rate advance at an interest rate of 1.93%. This new advance will reduce the borrowing costs by 54 basis points and extend the maturity from February 5, 2013 to October 11, 2013. The Bank did incur a prepayment penalty for the early termination of the convertible advance. The penalty is imbedded into the new fixed rate advance, since the terms of the debt were not substantially different and the cash flow effects on a present value basis was less than 10%, the penalty is imbedded into the new fixed rate advance.

Note 7.                                Other Borrowings

Other borrowings consist of $6.3 million and $5.1 million in overnight repurchase agreements as of September 30, 2011 and December 31, 2010, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but collateralized by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.                              Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,340,193 shares for the three months ended September 30, 2011 and 2,364,252 shares for the three months ended September 30, 2010, 2,345,798 for the nine months ended September 30, 2011 and 2,366,025 shares for the nine months ended September 30, 2010. The Company has no potentially dilutive stock options or stock warrants outstanding.

Note 9.                      Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Service cost	$75	$69	$225	$207
Interest Cost	71	66	213	198
Expected return on plan assets	(81)	(73)	(243)	(219)
Amortization of prior service cost	(24)	(24)	(72)	(72)
Amortization of net actuarial loss	22	19	66	57
Net periodic benefit cost	$63	$57	$189	$171

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

Loans:  For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Bank owned life insurance: The carrying amounts of bank owned life insurance approximate fair value.

Deposits:  The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$22,293	$22,293	$22,744	$22,744
Securities available for sale	82,601	82,601	82,745	82,745
Restricted securities	972	972	1,079	1,079
Loans, net	197,461	211,199	200,515	215,132
Accrued interest receivable	1,584	1,584	1,816	1,816
Bank owned life insurance	8,372	8,372	8,150	8,150

Financial liabilities:
Deposits	$271,892	$273,423	$277,988	$279,598
Other borrowings	11,265	11,262	10,149	10,346
Accrued interest payable	705	705	886	886

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$10,548	$-	$10,548	$-
State and municipal	30,094	-	30,094	-
Agency mortgage-backed	39,506	-	39,506	-
Non-agency mortgage-backed	1,633	-	1,633	-
Corporate	820	-	820	-

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$16,706	$-	$16,706	$-
State and municipal	28,704	-	28,704	-
Agency mortgage-backed	34,259	-	34,259	-
Non-agency mortgage-backed	2,275	-	2,275	-
Corporate	801	-	801	-

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at September 30, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,283	$-	$1,283	$-
valuation allowance
Other real estate owned	$6,844	$-	$4,551	$2,293

		Carrying value at December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,208	$-	$1,043	$165
valuation allowance
Other real estate owned	$3,425	$-	$2,925	$500

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

Other Real Estate Owned

The fair values are estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3. When inputs in appraisals are observable, they are classified as Level 2.  The classification methodology is similar to that described above for impaired loans.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has included the required disclosure in its consolidated financial statement notes.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12,
2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

 (The remainder of this page is blank, intentionally.)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

Total assets for the Company at September 30, 2011 were $328.8 million compared to $330.5 million at December 31, 2010, representing a decrease of $1.7 million or 0.50%.

Total net loans at September 30, 2011 were $197.5 million, a decrease of $3.0 million from the December 31, 2010 amount of $200.5 million. For the three months ended September 30, 2011, $9.4 million in loans were originated, an increase of $2.0 million or 27.0% as compared to $7.4 million for the three months ended September 30, 2010. Loan originations in the Bank’s markets have generally been at lower levels as compared to when the economy was more robust. For 2011, quarterly loan originations have generally been steady at $10.9 million for the quarter ended March 31, 2011, $9.9 million for the quarter ended June 30, 2011 and $9.4 million for the quarter ended September 30, 2011. Year-to-date comparisons are also positive for 2011 with a total of $30.2 million in new loan originations as compared to $25.3 million for 2010; an increase of $4.9 million or 19.4%. Management has been ready and willing to lend and the Bank has maintained a strong capital position during this economic crisis. Consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment. Loan opportunities to businesses are similarly difficult to obtain given the business owners’ uncertainty regarding the strength of the regional economy and a reluctance to be highly leveraged in addition to the general lack of high quality borrowers.

Gross loan balances at September 30, 2011 as compared to December 31, 2010 indicated that during the first nine months of 2011 loans secured by real estate increased $871 thousand or .50% and this was partially offset by a decrease in consumer, commercial and agricultural loans totaling $3.7 million or 14.8% decrease from December 31, 2010. Real estate secured loans totaled $178.4 million or 89.3% of the loan portfolio at September 30, 2011 as compared to $177.5 million and 87.67% of the loan portfolio at December 31, 2010. The non-real estate segments of the loan portfolio include agricultural, tax-exempt municipal, commercial and consumer loans.  At September 30, 2011 the totals for each segment were $329 thousand, $300 thousand, $11.9 million and $8.9 million, respectively.

Management is maintaining its standard loan pricing methodology and underwriting standards during these difficult economic times. We believe that refusing to relax these standards is critical for maintaining loan quality, even though this strategy may result in a slower growth rate of the loan portfolio. It is Management’s goal for the Bank to continue to be a source of credit for creditworthy commercial businesses, farmers, and consumers during this difficult economic environment. Gross loans as a percent of total assets were 60.8% at September 30, 2011, as compared to 61.3% at December 31, 2010.

Available for sale securities at September 30, 2011 totaled $82.6 million or 25.1% of total assets, which is a decrease of $144 thousand from $82.7 million at December 31, 2010. The investment portfolio experienced $10.6 million in securities that were called by their issuer during the three months ended September 30, 2011, as compared to a year-to-date period amount of issuer calls totaled $18.1 million. Management is diligent at reinvesting proceeds from called securities, however, securities that meet the criteria established by management with regards to credit risk and interest rate risk are not always readily available. At September 30, 2011 the investment portfolio had an unrealized gain of $1.8 million net of Federal income taxes, which is an increase of $1.9 million when compared to an unrealized loss of $135 thousand, net of Federal income taxes, at December 31, 2010.  Management’s current strategy for the investment portfolio is to focus investment purchases so that investment maturities will be laddered over a period of time when interest rates are rising. Current economists’ forecasts are not anticipating a significant change in market interest rates for the remainder of 2011.

During the third quarter of 2011, the consolidated investment portfolio had $10.6 million in securities that were called or approximately 12.6% of the consolidated investment portfolio’s average balance of $84.1 million for the third quarter of 2011. This amount represents an increase of $5.75 million from the $4.85 million of called securities in the second quarter of 2011 and it is an increase of $7.5 million from the $3.1 million in called securities for the first quarter of 2011.

The availability of securities with the credit grade and duration preferred by management continue to be in short supply. Management’s strategy is to re-invest the called securities without taking on excessive duration risk; while maintaining a diverse, high quality investment portfolio for the Company and the Bank. While the strategy is being successfully implemented, the yield of the recently purchased securities is lower than the yield of the securities that were called. The expectations are that the yield on the investment portfolio may decline in the near-term, and management does expect a decline in the overall portfolio yield to be acceptable given the forward-looking strategy of having securities mature as interest rates rise in the future. The investment securities of both the Company and the Bank at September 30, 2011 were held as “available for sale”.

Restricted securities totaled $972 thousand at September 30, 2011 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and the Community Bankers’ Bank. At December 31, 2010, the restricted securities totaled $1.079 million. The $107 thousand decline in restricted securities, as of September 30, 2011, was the result of a reduction in the holdings of Federal Home Loan Bank of Atlanta stock.

Interest bearing deposits in other banks decreased $20 thousand at September 30, 2011 to $1.837 million as compared to $1.857 million at December 31, 2010. Federal funds sold decreased $1.9 million to $13.6 million at September 30, 2011 from $15.5 million at December 31, 2010. The Company’s liquidity on hand at September 30, 2011 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $22.3 million or 6.8% of total assets which is $400 thousand lower than $22.7 million or 6.9% of total assets at December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2011 was $2.364 million compared to $2.168 million at December 31, 2010. The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.18% at September 30, 2011 from 1.07% at December 31, 2010. The Company charged off $38 thousand in loans, recovered $39 thousand from previous write-offs, and provided an additional $225 thousand to the allowance during the three months ended September 30, 2011.

The ratio of net charge-offs to average loans, net of deferred fees was -0.20% for the three months ended September 30, 2011 and this compares to 0.38% for the same period in 2010. For the three months ended September 30, 2011, $36 thousand of the $38 thousand in charge-offs for the period were real estate secured loans and $2 thousand in consumer loans were charged off. This compares to the three months ended September 30, 2010, when a total of $68 thousand in loans were charged off and consisted of the following: $29 thousand in real estate-secured loans, $15 thousand in commercial loans, and $24 thousand in consumer loans. For the first nine months of 2011, total charge-offs were $389 thousand with $288 thousand or 74.3% of the total charge-offs related to loans secured by real estate, $25 thousand or 6.4% of the total charge-offs were for commercial loans and $75 thousand or 19.3% were related to consumer loan charge-offs. Management anticipates an increase in charge-offs for the remainder of 2011. The majority of the charge-offs are expected to be related to loans secured by real estate.

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

The allowance for loan losses-to-total loans ratio increased from 1.07% of gross loans at December 31, 2010 to 1.18% of gross loans at September 30, 2011. The change in the ratio, of 11 basis points, is primarily the result of a higher quarterly provision for loan losses of $225 thousand and a decrease of $2.9 million in gross loan balances at September 30, 2011 as compared to December 31, 2010. The third quarter provision of $225 thousand was $75 thousand greater than the $150 thousand that was provided during the third quarter of 2010. Management determined that a higher provision for the allowance for loan losses was needed in the third quarter as a result of three commercial real estate loans totaling $2.3 million becoming insubstance foreclosures. For the nine months ended September 30, 2011, charge-offs, net of recoveries, were $330 thousand. In evaluating the adequacy of the allowance for loan losses, criticized loans are one component, out of a total of three components that generally fluctuate most in quarter-to-quarter comparisons. These fluctuations can occur in the total balance of criticized loans and/or in the amount of allowance that is specifically reserved for individual loans. The amount of criticized loans at December 31, 2010 was $11.9 million. This category decreased $458 thousand to $11.4 million at September 30, 2011. The net decrease in criticized loans was mainly the result of $3.7 million in loans moving to OREO and being offset with performing loans moving to a “criticized loan” status. Management is focused on ensuring that the allowance for loan losses reflects the added risks posed as a result of the prolonged economic recession. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2011.

Management reviews external economic factors quarterly and reports changes to these factors, which are a major component of the allowance calculation.  Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves.  These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits. For a more detailed discussion on the computation of the of allowance for loan losses, see “Note 4 – Allowance for Loan Losses” in the Notes to Interim Consolidated Financial Statements earlier in this report, also under the section heading of “Critical Accounting Policies” and the discussion “Provision for Loan Losses” found earlier in this report.

Deposits

Total deposits of $271.9 million at September 30, 2011 represented a decrease of $6.1 million from $278.0 million at December 31, 2010. Total certificates of deposit at September 30, 2011 were $116.9 million, $16.5 million lower from $133.4 million at December 31, 2010.  Certificates of deposit are higher costing funds as compared to checking, savings or money market accounts. CDs represented 43.0% of total deposit balances at September 30, 2011 as compared to 48.0% of total deposit balances at

December 31, 2010. The significant reason for the decrease in certificates of deposits at September 30, 2011 as compared to December 31, 2010 was the non-renewal of certain large dollar deposits that consisted namely of a $3 million certificate for a local municipality and some customers preferred to move maturing CD funds into more liquid accounts such as money market accounts where rates are higher than some of the shorter CD terms.

Non-interest bearing deposits totaled $37.6 million at September 30, 2011, which is a 13.3% increase from $33.2 million at December 31, 2010. Interest-bearing deposits totaled $234.3 million or 86.2% of total deposits at September 30, 2011 which is a decrease of $10.5 million or 4.3% from the $244.8 million and 88.1% of total deposits at December 31, 2010. The ratio of low-cost deposit account balances as a percentage of total average deposit account balances was 54.2% for the nine months ended September 30, 2011 as compared to 51.6% for the same period ended September 30, 2010. Low-cost deposit accounts are defined as interest-bearing deposits and non-interest bearing deposits, excluding certificates of deposit. Management continues to adhere to its deposit pricing plan that maximizes the benefits of the low interest rate environment by reducing the Bank’s interest costs.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At September 30, 2011 the Company had total borrowings of $11.3 million that consisted of $6.3 million in overnight repurchase agreements and an outstanding term advance with the FHLB of $5.0 million.  This is compared to $10.1 million in borrowings at December 31, 2010.

On October 11, 2011, management concluded the refinancing of the $5 million advance from the Federal Home Loan Bank of Atlanta. The 5 year/2-year convertible advance at a rate of 2.47% was restructured into a 2-year, fixed rate advance at an interest rate of 1.93%. This new advance will reduce the borrowing costs by 54 basis points and extend the original advance’s maturity from February 5, 2013 to October 11, 2013. The Bank did incur a prepayment penalty for the early termination of the convertible advance, since the terms of the debt were not substantially different and the cash flow effects on a present value basis was less than 10%, the penalty is imbedded into the new fixed rate advance. The annual savings expected from this refinancing is expected to be $27 thousand.

Stockholders’ Equity

Stockholders’ equity was $42.4 million at September 30, 2011 compared to $39.6 million at December 31, 2010. The book value per common share was $18.20 at September 30, 2011 compared to $16.84 at December 31, 2010. On July 15, 2011, shareholders were paid a quarterly dividend of $0.17 per share or $399 thousand. On September 22, 2011, the Board of Directors approved another quarterly cash dividend of $0.17 per share, or $396 thousand, payable to shareholders on October 14, 2011. Total average outstanding shares for the first nine months of 2011 were 2,345,798 shares as compared to the average outstanding shares of 2,363,947 shares for the year ended December 31, 2010.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall banking industry’s ability to withstand the severe economic recession that impacted the industry in several areas such as interest margin compression, losses due to subprime lending, and the decline in housing and commercial real estate values. The Company’s stock is not actively traded: for example, the average daily trading volume for the first nine months of 2011 was 516 shares as compared to 312 shares traded on an average daily basis during the first nine months of 2010; which is 0.02% and 0.01% of the average outstanding shares for the respective periods. This lack of liquidity in the Company’s stock is the primary reason for the existing stock repurchase program which has been in place since September 2007.

The Board reauthorized the stock repurchase plan on May 26, 2011, effective June 1, 2011 until November 30, 2011. The Agreement permits the purchase of up to 40,000 shares during the six-month term. The plan is renewable every six months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the November 17, 2011 Board of Directors meeting.

The change in Accumulated Other Comprehensive Income at September 30, 2011 versus December 31, 2010 was a result of an improvement in the market value of the Company’s consolidated investment securities portfolio. At September 30, 2011, the Company had an unrealized gain on available for sale securities of $1.814 million, net of income taxes, an increase of $1.949 million from the unrealized loss of $135 thousand, net of income taxes, at December 31, 2010.  At September 30, 2011 and December 31, 2010, Accumulated Other Comprehensive Income included $712 thousand in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed only as of each December 31.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $1.2 million at September 30, 2011 and $671 thousand at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, unfunded loan commitments of approximately $17.0 million at September 30, 2011, and $23.5 million at December 31, 2010.

Net Income

For the nine months ended September 30, 2011 the Company reported net income of $2.350 million as compared to $2.186 million for the same period in 2010 which is an increase of $164 thousand. Income per basic and diluted share was $1.01 for the nine months ended September 30, 2011 as compared to $0.92 per basic and diluted share for the period ended September 30, 2010.

The Company had an annualized return on average assets of .96% and an annualized return on average equity of 7.60% for the nine months ended September 30, 2011, as compared to an annualized return on average assets and average equity of .89% and 7.28%, respectively, for the same period in 2010.

For the three months ended September 30, 2011 the Company reported net income of $792 thousand as compared to $762 thousand for the same period in 2010, which is an increase of $30 thousand. Income per basic and diluted share was $0.34 for the three months ended September 30, 2011 as compared to $0.32 per basic and diluted share for the period ended September 30, 2010.

The year-to-year increase in net income of $164 thousand for the nine month period is attributable to the following favorable factors:

•	A decrease in interest expense of $540 thousand due to the re-pricing of certificates of deposits and a shift in the mix of deposits to lower-cost deposit accounts.

•	A decrease in the provision for loan losses of $75 thousand.

•	An increase in non-interest income of $42 thousand.

•	A decrease in non-interest expenses of $83 thousand.

•	A decrease in the provision for income taxes of $19 thousand.

These factors were partially offset by unfavorable results in:

•	A decrease of $595 thousand in interest income due to a change in the mix of earning assets and a lower interest rate environment, which produced lower earning asset yields.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities. The cost of funds represents interest expense on deposits and other borrowings. Non-interest bearing deposit accounts and capital are other components representing funding sources. Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. The following narrative discussion is to complement the Average Balances, Interest Yields and Rates, and Net Interest Margin table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category reflected in the table that is adjusted for tax-exempt interest income. The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $2.071 million, for the nine months ended September 30, 2011, has been adjusted to $2.467 million in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended September 30, 2011 net interest income (on a tax-equivalent basis) was $3.103 million as compared to $3.136 million for the three months ended September 30, 2010, a decrease of $33 thousand or 1.1%. Interest income (on a tax-equivalent basis) decreased $267 thousand for the third quarter of 2011 as compared to the year-earlier period. Interest income was primarily affected by a shift in balances moving out of loans and into investment securities.   Average loan balances when compared to the prior year period, declined $9.5 million at a yield of 6.38%. These balances for the most part moved into investment securities, which had a $6.4 million increase over the prior year period and earned a tax-equivalent yield of 3.80%. This change in the mix of earning assets was the primary factor in the lower interest income for 2011 as compared to 2010. Investment income (on a tax-equivalent basis) decreased $27 thousand in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, largely as a result of calls on higher yielding securities within the Company’s portfolio. In addition to the decrease in investment income, lower loan income negatively affected interest income. Loan income declined $590 thousand in the year-to-year period due to increases in non-accrual loans, lower average outstanding balances, and lower interest rates seen for new loans and loans that are re-pricing to lower rates.  Interest income for deposits at other banks remained on par for the quarter ended September 30, 2011 as compared to the same period a year ago, with yields declining 44 basis points in the year-to-year comparison.

A small portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2011 net interest income (on a tax-equivalent basis) was $9.332 million as compared to $9.288 million for the nine months ended September 30, 2010, an increase of $44 thousand or .48%. The average loan balances for the nine months ended September 30, 2011 were $203.8 million or $9.5 million lower than the nine months ended September 30, 2010, when average loan balances were $213.3 million. Loan yields for the first nine months of 2011 were 6.38% or 9 basis points lower than yields of 6.47% for the comparable period in 2010.

The average investment securities balance for the first nine months of 2011 was $86.5 million or $6.3 million higher than the average of $80.2 for the first nine months of 2010. The investment portfolio’s average balance increase of $6.3 million was the result of the outflow of loan balances due to payoffs, the inflow of funds into deposit accounts and fully investing federal fund balances that existed at December 31, 2010. The tax equivalent yield for the investment securities for the first nine months of 2011 was 3.80% or 15 basis points lower than the first nine months of 2010.

The tax-equivalent yield on earning assets for the three months ended September 30, 2011 was 5.31%, a decrease of 20 basis points from the yield of 5.51% reported in the comparable period of 2010. The tax equivalent yield on earning assets for the nine months ended September 30, 2011 was 5.44%, a decrease of 19 basis points from the yield of 5.63% for the nine months ended September 30 2010. The decrease in the earning assets yield for the period ended September 30, 2011 as compared to the same periods in 2010 is primarily the result of the following occurrences: the reduction of short-term interest rates and its impact on new loans and securities held for investment, the re-pricing of existing loans and investment securities to lower yields and a shift of loan balances into investment securities.

Reconciliation of GAAP Net Interest Income to Tax-exempt Net Interest Income

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

Net interest income, GAAP basis	2,970	3,016	8,936	8,991

Tax benefit from tax-exempt securities	133	120	396	297

Net interest income, tax-exempt basis	3,103	3,136	9,332	9,288

Tax-exempt securities tax benefit is computed at the statutory rate of 34%.

For the three months ended September 30, 2011 the average balance for interest bearing liabilities was $248.1 million or $6.0 million lower than the $254.1 million for the three months ended September 30, 2010.  The cost of interest bearing liabilities for the third quarter of 2011 was 1.26%, a decrease of 30 basis points from the 1.56% cost for the third quarter of 2010.

Average interest bearing liabilities for the nine months ended September 30, 2011 were $251.2 million or $190 thousand more than the $251.0 million for the first nine months of 2010. The cost of interest bearing liabilities for the nine months ended September 30, 2011 was 1.54% as compared to 1.83% for the nine months ended September 30, 2010, a decrease of 29 basis points. We believe that the increase in interest bearing deposits is attributable to customers seeking a safe refuge for funds that are being withdrawn from mutual and stock funds, as well as a greater awareness by customers for the need to have full FDIC deposit insurance coverage.  While moving funds to banks, customers are hesitant to purchase certificates of deposits and are opting for shorter, better paying alternatives, such as money market deposit accounts.  Management is aware of the liquidity risk that this customer behavior presents for the Bank and plans have been developed to manage such risk if it should present itself in the future.

Average non-interest deposit balances for the nine months ended September 30, 2011 were $33.4 million or $401 thousand less than the $33.8 million for the same period of 2010. While a number of factors contribute to this decrease, we believe that it is likely because consumers and businesses are in the process of deleveraging themselves (paying down debt), and an increasing number of households that are facing reduced incomes due to reduced work schedules or layoffs and they are being forced to erode their cash balances to cover everyday living expenses.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended September 30, 2011 was 4.12% which is 6 basis points higher than the net interest margin for the quarter ended September 30, 2010 of 4.06%. The net interest margin increased by 4 basis points to 4.15% for the nine months ended September 30, 2011 as compared to 4.11% for the same period in 2010.

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

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$1,653	$19	1.54%	$1,083	$16	1.98%
Loans (1)	203,846	9,730	6.38%	213,331	10,320	6.47%
Investment securities available for sale (2)	86,547	2,467	3.80%	80,191	2,377	3.95%
Federal funds sold	8,740	15	0.23%	7,680	14	0.24%
Total interest earning assets	$300,786	$12,231	5.44%	$302,285	$12,727	5.63%

Total average non-earning assets	30,292			28,146
Less: allowance for credit losses	2,235			2,913
Net average non-earning assets	28,057			25,233
TOTAL AVERAGE ASSETS	$328,843			$327,518

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$41,507	$55	0.18%	$38,934	$51	0.18%
Savings	73,452	337	0.61%	68,834	462	0.90%
Time deposits	125,137	2,391	2.55%	132,959	2,813	2.83%
Other borrowings	11,080	116	1.40%	10,259	113	1.47%
Total interest bearing liabilities	$251,176	$2,899	1.54%	$250,986	$3,439	1.83%

Noninterest bearing liabilities:
Noininterest bearing demand	33,425			33,826
Other liabilities	2,897			2,578
Total noninterest bearing liabilities	36,322			36,404

Stockholders' equity	41,345			40,128
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$328,843			$327,518

Net interest income		$9,332			$9,288
Net interest spread			3.90%			3.80%
Net interest margin			4.15%			4.11%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

For the three months ended September 30, 2011, the Bank provided $225 thousand to the Allowance for Loan Losses. This provision amount is $75 thousand more than the amount provided for the three months ended September 30, 2010. For the nine months ended September 30, 2011, $525 thousand was recorded as provision which is a decrease of $75 thousand from the $600 thousand provided for the nine months ended September 30, 2010. The amount of provision recorded for 2011 is appropriate with management’s ongoing analysis of non-performing loans and currently performing loans that show the potential to deteriorate further.

As of September 30, 2011, the Bank’s non-accrual loans were $2.719 million as compared to $3.836 million at December 31, 2010; or a decrease of $1.117 million from year-end. For the same reporting periods, total impaired loans were $3.830 million at September 30, 2011 and $5.916 million at December 31, 2010; or a decrease of $2.086 million from year-end. Approximately $2.7 million of the decline in non-accrual and impaired loans was the result of loans moving to other real estate owned during the nine months ended September 30, 2011.

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

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, loans held for sale, other-than-temporary impairments and ATM fees.  Noninterest Income for the three months ended September 30, 2011 increased $69 thousand or 11.7% to $659 thousand from $590 thousand for the three months ended at September 30, 2010. For the nine months ended September 30, 2011, noninterest income increased 2.4% to $1.795 million compared to $1.753 million, or $42 thousand more than the same period in 2010. Revenue from the net gain on sale of securities, and the net amount recorded for other-than-temporary impairments, is considered as non-recurring revenue, therefore noninterest income, excluding these items was $1.835 million for the nine months ended September 30, 2011 and $1.723 million for the same period in 2010; an increase of $112 thousand.

Below is a representation of the changes to the significant components of noninterest income.

	Three months ended			Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	%	Sept. 30,	Sept. 30,	%
	2011	2010	Change	2011	2010	Change

Noninterest Income
Service charges on deposit accounts	$279	$258	8.1%	$785	$774	1.4%
Net gain on sales of loans	25	23	8.7%	52	49	6.1%
Net gain on sale of securities	-	3	-100.0%	-	30	-100.0%
Other-than-temporary impairments	-	-	100.0%	(7)	-	100.0%
Less:Noncredit portion of OTTI impairments	-	-	100.0%	33	-	100.0%
Net other-than-temporary impairments	-	-	100.0%	(40)	-	100.0%
Income from bank owned life ins.	75	74	1.4%	222	217	2.3%
ATM fee income	191	165	15.8%	568	484	17.4%
Other income	89	67	32.8%	208	199	4.5%
Total noninterest income	$659	$590	11.7%	$1,795	$1,753	2.4%

•
Service charges on deposit accounts increased $21 thousand for the three months ended September 30, 2011 to $279 thousand from $258 at September 30, 2010 and increased 1.34 or $11 thousand for the nine months ended September 30, 2011 compared to the same period in 2010, chiefly due to changes in the Bank’s customer behavior and the continuing popularity of “totally free” checking products. The revised overdraft policies limited the daily amount of overdraft fees that a customer could be assessed, the automated closure of long-term overdrawn checking accounts, and providing customers’ information on overdraft fees charged to their account in the current cycle and for the year-to-date. Management is also exploring other deposit account changes in response to the effects of Federal regulations.

•
Net gain on sales of loans increased $2 thousand for the three months ended September 30, 2011 to $25 thousand from $23 thousand at September 30, 2010 and increased 6.1% or $3 thousand for the nine months ended September 30 2011 compared to the same period in 2010 as customers took advantage of the low-rate environment to lock in longer term residential mortgage loans.

•
Net gain on sale of securities The Company has not sold securities during the three or nine month periods ended September 30, 2011. Previous year gains were occurred as a result of bond issuers calling securities at par, prior to maturity and not the result of securities sales.

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

•
ATM fee income increased $22 thousand for the three months ended September 30, 2011 to $191 thousand from $165 thousand at September 30, 2010 and increased 17.4% or $84 thousand for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs. A portion of this increase is the result of changes management has made to the existing Bank/interchange relationships.

•
Other income increased $22 thousand for the three months ended September 30, 2011 to $89 thousand from $67 thousand at September 30, 2010 and increased 4.5% or $9 thousand for the nine months ended September 30, 2011 compared to the same period in 2010. Other income generally consists of incidental fees and services that tend to be variable in nature.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, other real estate owned (“OREO”), data processing and other overhead costs.  Noninterest expense decreased 3.5% for the quarter ended September 30, 2011 to $2.376 million from $2.462 million at September 30, 2010. For the nine months ended September 30, 2011, noninterest expenses decreased $83 thousand to $7.146 million as compared to $7.229 million for the comparable period in 2010, or a decrease of 1.1%. The revenues recognized on sales of OREO and the losses incurred from the impairment of OREO are considered non-recurring, therefore noninterest expense, excluding these items was $7.132 million for the nine months ended September 30, 2011 and $7.167 million for the same period in 2010; a decrease of $35 thousand.

Management’s strategy is to maintain strict controls over noninterest expenses, and where possible, these efforts are being realized with declines being seen in noninterest expenses over the previous year.  Costs associated with loan collection efforts and OREO properties are areas where higher-than-normal increases have occurred.  The following table outlines the changes in significant components:

	Three months ended			Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	%	Sept. 30,	Sept. 30,	%
	2011	2010	Change	2011	2010	Change
Noninterest Expense
Salaries and employee benefits	$1,372	$1,372	0.0%	$4,112	$4,083	0.7%
Net occupancy expense	150	158	-5.1%	450	453	-0.7%
Equipment expense	118	142	-16.9%	358	402	-10.9%
FDIC Insurance	65	104	-37.5%	326	403	-19.1%
Data Processing	71	57	24.6%	214	169	26.6%
Net (gain) on sale of oreo properties	(5)	-	N/M	(21)	(13)	61.5%
Impairment - oreo properties	8	60	-86.7%	35	75	-53.3%
Other operating expense	597	569	4.9%	1,672	1,657	0.9%
Total noninterest expense	$2,376	$2,462	-3.5%	$7,146	$7,229	-1.1%

•
Salaries and employee benefits were unchanged for the three months ended September 30, 2011 and September 30, 2010 at $1.372 million. For the first nine months of 2011 costs were $4.112 million or $29 thousand greater than the $4.083 million reported for the nine months ended September 30, 2010 and this was primarily due to a decline in loan origination cost deferrals.

•
Net occupancy expense decreased $8 thousand for the three months ended September 30, 2011 to $150 thousand from $158 thousand at September 30, 2010 and a decline of 0.7% or $3 thousand for the first nine months of 2011 primarily as a result of lower maintenance costs.

•
Equipment expense decreased $24 thousand for the three months ended September 30, 2011 to $118 thousand from $142 thousand at September 30, 2010 and decline of 10.9% or $44 thousand for the year-to-date total that was primarily due to lower depreciation expense as equipment becomes fully depreciated.

•
FDIC deposit insurance decreased $39 thousand for the three months ended September 30, 2011 to $65 thousand from $104 thousand at September 30, 2010 and a decrease of $77 thousand or 19.1% for the first nine months of 2011 as compared to the same period in 2010, which is a result of the new calculation employed by the FDIC to determine a financial institution’s quarterly assessment.

•
Data processing expense increased $14 thousand for the three months ended September 30, 2011 to $71 thousand from $57 thousand at September 30, 2010 and an increase of 26.6% or $45 thousand for the first nine months of 2011 as compared to the same period for 2010.

•
Net (gain) on sale of OREO properties was $5 thousand for the three months ended September 30, 2011. There was no sale of OREO properties in the third quarter of 2010. For the nine months ended September 30, 2011, net gains on properties sold were $21 thousand or $8 thousand greater than the net gains of $13 thousand for the same period in 2010.

•
Impairment – other real estate owned decreased $52 thousand for the three months ended September 30, 2011 to $8 thousand from $60 thousand for the three months ended September 30, 2010. Impairment for the nine months ended September 30, 2011 was $35 thousand as compared to $75 thousand for the same period in 2010; a $40 thousand decrease. In accordance with accounting standards ASC 310 and ASC 360, management had certain OREO properties re-appraised and those properties values had declined and this change was reported as an impairment charge.

•
Other operating expense increased $28 thousand for the three months ended September 30, 2011 to $597 thousand from $569 thousand at September 30, 2010 and an increase of 0.9% or $15 thousand for the first nine months of 2011; as compared to the same period in 2010. Costs related to the Commonwealth’s Franchise Tax, ATM network, collection-related expenses, and other real estate owned properties costs, net of rental income are included in this category.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds, of borrowers needing assurance that sufficient funds will be available to meet their credit needs and the Company’s current and future expenditures.  Liquidity can best be demonstrated by an analysis of cash flows.  The primary source of cash flows is from operating activities.  Operating activities provided $4.180 million of liquidity for the nine-month period ended September 30, 2011, compared to $3.386 million for the same nine months in 2010; or an increase of $794 thousand.  The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses, depreciation and securities amortization.

Other sources or uses of liquidity come from investing activities and financing activities.  Investing activities provided net cash totaling $1.861 million that was primarily the result of calls, maturities and prepayments from the investment securities portfolio which exceeded security purchases by $2.833 million, while the net increase in loans used funds totaling $1.147 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, financing activities required use of liquidity principally due to the net decrease in deposit account balances of $6.096 million.  Financing activities can be sources of liquidity as a result of issuing debt, borrowed funds or the additional issuance of Company stock.

At September 30, 2011, the Company had $22.293 million in cash and cash equivalents on hand.

The Company maintains extensive sources of liquidity including blanket collateral borrowing lines with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta which had a net availability of $26.3 million at September 30, 2011.  In addition, there are short-term unsecured borrowing lines totaling $27.4 million at September 30, 2011, which are with three correspondent banks.

As of September 30, 2011 the Bank has the following lines of credit available.

Collateralized Lines of Credit
Federal Home Loan Bank of Atlanta	$28,117,580
Federal Reserve Bank of Richmond	3,213,630
Less: Outstanding advances	(5,000,000)
Sub-total Collateralized Lines of Credit	$26,331,210

Unsecured, Short-term Lines
CenterState Bank	$6,000,000
Community Bankers Bank	11,400,000
First Tennessee Bank NA	10,000,000
Sub-total Unsecured, Short-term Lines	$27,400,000

Total Available Lines of Credit	$53,731,210

Other borrowings consisted of $6.265 million in short-term borrowings and from balances outstanding in the Investment Sweeps Account product at September 30, 2011; at December 31, 2010 the balance of this product was $5.1 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended June 30, 2011..

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

The table below indicates the shares that were no repurchased shares during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan

July 1 to July 31, 2011	1,275	13.75	1,275	38,725
August 1 to August 31, 2011	10,992	14.67	10,992	27,733
Sept. 1 to Sept. 30, 2011	5,000	14.75	5,000	22,733
Total	17,267	$14.62	17,267	22,733

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)
Date: November 14, 2011	By:	/s/Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/Ronald E. Baron
Ronald E. Baron
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

   Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.2	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350

101
The following materials from Citizens Bancorp of Virginia, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2011, formatted in Extensible Business Reporting language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,
(iii) Consolidated Statements of Changes in shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Interim Consolidated
Financial Statements.