Form 10-K
period 2011-12-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2012-03-29
CIK 1277254

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
──────
FORM 10-K
──────
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2011
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
Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates was $30,110,985 on June 30, 2011.

The number of outstanding shares of Common Stock as of the latest practicable date was 2,312,047 as of March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be distributed to shareholders for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The Bank holds a 0.379% ownership in Infinex Investments, Inc., which delivers investment services to customers through the use of a dual-employee broker.  The Bank also holds a 7.61% ownership interest in Bankers Title, LLC, which is a provider of title insurance.  The Bank has an ownership interest of 1.49% in CBB Financial Corp. whose sole subsidiary is Community Bankers’ Bank, a provider of correspondent banking services exclusively to financial institutions.  The financial position and operating results of these investments are not significant to the Bank as a whole and are not considered principal activities of the Bank.

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

The Bank’s trade areas include the counties of Amelia, Brunswick, Buckingham, Charlotte, Chesterfield, Cumberland, Dinwiddie, Lunenburg, Mecklenburg, Nottoway, Prince Edward, the cities of Colonial Heights and Petersburg, and the Town of South Hill.  The following data reflects the Bank’s market share in its primary market places at June 30, 2011, according to information obtained from the FDIC website.  In Amelia County, the Bank held 34.33% of the market share, in Nottoway County, 61.12%, in Prince Edward County, 15.18%, in the City of Colonial Heights, 2.13%, in Mecklenburg County, 1.42% and in Chesterfield County, 0.12%.

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

The Dodd-Frank Act

The events of the past few years have led to numerous new laws in the United States for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, it contains numerous other provisions that will affect all bank holding companies and banks, including the Company and the Bank. Among other provisions affecting the Company’s businesses (some of which are discussed in more detail below):

•
FDIC Assessments on Deposit Insurance. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Repeal of Interest on Certain Accounts. Dodd-Frank repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Consumer Financial Protection Bureau. Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

•
Interchange Fees. Dodd-Frank provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.

•
Enhanced Federal Reserve Board Supervision. Dodd-Frank authorized the Federal Reserve Board to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd-Frank. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements (iv) overall risk management requirements (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits. Comments on these proposed rules (the “Proposed SIFI Rules”), are due by March 31, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to the Company since the regulation applies to bank holding companies with consolidated assets of $50 billion or more. Two aspects of the Proposed SIFI Rules - requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that a bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert” - apply to bank holding companies with total consolidated assets of $10 billion or more and will not apply to the Company.

The implications of the Dodd-Frank Act for the Company will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. The full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

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

Regulatory Restrictions on Dividends.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Moreover, the Federal Reserve Board has stated that bank holding companies should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid. Under Federal Reserve Board policy and the Dodd-Frank Act, a bank holding company is required to act as a source of financial strength to its banking subsidiary and commit resources to its support.

The Company is currently considered to be “well capitalized” and does not expect that these laws, regulations or policies will materially affect its ability to pay dividends. Payment of dividends is at the discretion of the Company’s Board of Directors.  The Company’s cash dividend policy limits cash dividend payments to 60% or less of the trailing 12-month net consolidated earnings. For the year ended December 31, 2011, the Company declared $1,590,265 in dividends payable to shareholders or 49.8% of trailing earnings.

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

Capital Adequacy Requirements.  The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total risk-based capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total risk-based capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and ineligible deferred tax assets.  The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

Control Acquisitions.  The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, under the Bank Holding Company Act, any entity is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.  Dividends paid by the Bank have been the Company's primary source of funds utilized to pay shareholder cash dividends and are expected to be for the foreseeable future.  Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under Federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be "undercapitalized."  The Federal Reserve may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.  For additional restrictions on the Bank’s ability to pay dividends, see the section captioned “Dividend Policy” in Item 5 located elsewhere in this report. Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of the Bank in the event of the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors.  In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

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

Effective April, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act.  The initial base assessment rate now ranges depending on an institutions risk category, from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets).   After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.   The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”).   As the DIF reserve ratio grows, the rate schedule will be adjusted downward.   Additionally, the rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP).   The Company cannot provide any assurance as to the effect of these changes on its deposit insurance premium rate as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

FDIC insurance expense totaled $391.7 thousand, $506.7 thousand, and $340.2 thousand in 2011, 2010 and 2009, respectively.

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

Future Regulatory Uncertainty

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. The Company cannot forecast how Federal regulation of financial institutions may change in the future and the potential impact to its operations.  As a result of the global economic recession, Congress and the Administration have enacted and are considering enacting laws that incorporate significant regulatory changes upon the financial services industry.  The Company fully expects that the financial institution industry will remain heavily regulated in the foreseeable future and those additional laws or regulations may be adopted further regulating specific banking practices.

Employees

As of December 31, 2011, the Company and the Bank employed 108 full-time equivalent employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees. Competition in the industry is intense for qualified employees; however, the Company believes it has been successful in recruiting qualified employees and believes relations with its employees are excellent. None of the Company’s employees are represented by collective bargaining agreements.

Executive Officers of the Registrant

The names, ages as of December 31, 2011, recent business experience and positions or offices held by each of the executive officers of the Company and the Bank are as follows:

Name and Position Held	Age	Recent Business Experience
Joseph D. Borgerding President, Chief Executive Officer and Director	54	Officer of the Bank since 2003. Elected as President, Chief Executive Officer and Director of the Company and the Bank September 2005 to present.

Geoffrey C. Warner Senior Vice President Interim Chief Financial Officer	61	Senior Vice President and Interim Chief Financial Officer of the Company and the Bank from March 16, 2012 to present.

Lynn K. Shekleton Senior Vice President, Secretary	56
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

(Remainder of this page is left blank, intentionally.)

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

A continuation of the recent economic turbulence could impact the Company’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions.  The Company’s average level of nonperforming and delinquent loans remained at higher-than-historical levels during 2011. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

As of December 31, 2011, approximately 41.3% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically carrying larger balances than residential real estate loans and consumer loans. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the asset quality of loans.

The Company Is Subject To Interest Rate Risk

The Company's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.  Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.  These factors influence our ability to maintain a stable net interest margin.  We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position and affect the demand of customers for the Company's products and services.  Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.  For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this report.

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

Risks Associated With The Company’s Common Stock

Citizens Bancorp of Virginia, Inc. May Reduce or Eliminate Dividends on its Common Stock in the Future

Holders of the Company’s common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although the Company has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of the Company’s common stock. Also, Citizens Bancorp of Virginia, Inc. is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends affecting both the Company and its primary source of revenue, dividends from the Bank.

(Remainder of this page is left blank, intentionally.)

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

ITEM 4.             MINE SAFETY DISCLOSURES

None

(Remainder of this page is left blank, intentionally.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Performance and Dividends

The Company’s common stock is not listed on a national securities exchange, nor is it actively traded; only 5.1% of the average number of outstanding shares traded during 2011.  Due to the extremely limited number of transactions, the average sale price of the Company’s common stock may not be indicative of its actual value.

Shares of the Company’s common stock trade through the OTC BULLETIN BOARD® (OTCBB) under the stock symbol “CZBT.”  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter (OTC) equity securities.  The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the NASDAQ Stock MarketSM or any other exchange.  Investors must contact a broker/dealer to trade OTCBB securities.  Investors do not have direct access to the OTCBB service.  The Securities and Exchange Commission’s order-handling rules, which apply to NASDAQ-listed securities, do not apply to OTCBB securities.

As of March 16, 2012, the Company had approximately 740 shareholders of record.  As of that date, the closing price of the common stock was $14.90.  The chart below illustrates the high and low bid prices of common stock as reported on the OTCBB and the dividends declared during the last two years.

Market Price and Dividends

	2011			2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$14.25	$12.75	$0.17	$13.00	$10.75	$0.17
Second	$15.00	$13.10	$0.17	$13.75	$11.22	$0.17
Third	$15.00	$13.75	$0.17	$14.25	$12.50	$0.17
Fourth	$15.50	$13.80	$0.17	$13.99	$12.55	$0.17

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

The table below represents the record of when shares of common stock were repurchased during the most recent fiscal quarter.

Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
October 1 to
October 31, 2011	-	$-	-	22,733
November 1 to
November 30, 2011	5,000	$14.75	114,508	17,733
December 1 to
December 31, 2011	-	$-	-	40,000

Total	5,000	$14.75

The six-month terms for the Stock Repurchase Plan do not coincide with calendar quarters.  A new term for the Plan began on December 1, 2011, which brought the maximum number of shares yet to be purchased under the Plan back to 40,000 shares as of December 1, 2011.

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

Accounting policies related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance and Provision for Possible Loan Losses” elsewhere in this discussion and Note 4 – “Allowance for Loan Losses” in the notes to consolidated financial statements which follows Item 15, later in this report, for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

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

The Company reported net income of $3,192,000 in 2011, an increase of 8.3% or $244,000 from 2010 net income of $2,948,000.  Net income on a basic and diluted per share basis was reported as $1.37 and $1.25 in 2011 and 2010, respectively.  Earnings of the Company in 2011 were strong despite the low interest rate environment, higher loan loss provision than pre-recession levels, and weak loan demand.   The loan loss provision decreased by $65,000 from the amount recorded for 2010 as a result of declines in both non-accrual loans and loans past due 30 days or more.

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

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2011 and 2010.

Summary of Financial Results by Quarter

	Three Months Ended
(in thousands)	2011				2010
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Interest income	$3,833	$3,863	$3,978	$3,994	$3,940	$4,143	$4,200	$4,087

Interest expense	777	893	986	1,020	1,088	1,127	1,144	1,168

Net Interest income	3,056	2,970	2,992	2,974	2,852	3,016	3,056	2,919

Provision for loan losses	160	225	150	150	150	150	150	300

Net interest income after
provision for loan losses	2,896	2,745	2,842	2,824	2,702	2,866	2,906	2,619

Non-interest income	682	659	592	563	650	530	604	557

Non-interest expense	2,460	2,376	2,355	2,434	2,358	2,402	2,397	2,368

Income before applicable
income taxes	1,118	1,028	1,079	953	994	994	1,113	808

Applicable income taxes	276	236	255	219	232	232	297	200

Net Income	$842	$792	$824	$734	$762	$762	$816	$608

Net income per share,
basic and diluted	$0.36	$0.34	$0.35	$0.31	$0.32	$0.32	$0.34	$0.26

Summary

Total assets decreased $1.8 million during 2011 from $330.4 million in 2010 to $328.6 million, or a .55% decrease. Net loans decreased $3.1 million during 2011 from $200.5 million in 2010 to $197.4 million, or a 1.6% decrease and this was a reflection of the weak economy and lowered demand for business and consumer loans. Investment securities available for sale increased $1.8 million to $84.5 million at December 31, 2011 from $82.7 million at December 31, 2010. Average earning assets for 2011 were $299.6 million, a decrease of $3.3 million or 1.1% as compared to the annual average for 2010 of $302.9 million.  Year-over-year average balances by earning asset category, included: loan balances decreasing $9.1 million, securities balances increased $3.8 million and Federal funds sold and other  interest bearing balances increased $2.0 million over the prior year.

Total deposits were $271.6 million at December 31, 2011, a decrease of $6.4 million or 2.3% compared to $278.0 million at the end of 2010.  On average, deposit account balances were $272.5 million for 2011 as compared to $275.2 million for 2010; a decrease of $2.7 million or .98%. The deposit category that saw the highest average balance decrease over 2010 was time deposits, down $10.3 million.   This decrease was partially offset with an increase of $2.5 million in interest-bearing checking accounts, a $1.5 million increase in savings accounts and a $3.5 million increase in money-market accounts.

Other borrowings consisted of term advances from the Federal Home Loan Bank of Atlanta and overnight commercial repurchase agreements known as the Investment Sweeps product, which are non-deposit accounts, not insured by FDIC and collateralized by the Bank with US Government or Federal Agency securities sufficient to cover average account balances.  During 2011 the Investment Sweeps product balances averaged $6.1 million; or an increase of $800 thousand over the average balance for

2010 of $5.3 million. The advance from the Federal Home Loan Bank of Atlanta remained unchanged at $5.0 million for the periods ended December 31, 2011 and December 31, 2010.

Stockholders' equity balance at December 31, 2011 was $41.846 million, an increase of $2.208 million from the year earlier ending balance of $39.638 million. Retained earnings, net of dividends and repurchased common stock grew $1.225 million from December 31, 2010 to December 31, 2011.  The increase in accumulated other comprehensive income of $997 thousand from December 31, 2010 to December 31, 2011 was attributed to an increase of $869 thousand in the unfunded pension liability and a increase of $1.866 million in the mark-to-market value of the investment securities portfolio.  Book value per common share at December 31, 2011 was $17.99, an increase of 6.8% or $1.15 from the book value per share of $16.84 at December 31, 2010. The stock closed at $14.80 on December 31, 2011 or 82% of book value as compared to a December 31, 2010 closing stock price of $13.10 or 78% of book value.

The Company’s return on average assets (ROAA) for 2011 was 0.97% compared to 0.90% in 2010 and 0.91% in 2009 while the return on average equity (ROAE) was 7.63% for 2011 compared to 7.29% in 2010 and 7.49% in 2009.  While improved compared to 2010, the Company’s 2011 earnings reflected the lingering effects of the recession that was responsible for anemic economic activity leading to business failures, high unemployment, consumers and businesses postponing purchases in favor of paying off outstanding loans and historically-low levels of interest rates. These incidences resulted in an overall decline in loan balances, new loans originating at lower rates and adjustable-rate loans repriced at lower rates. The liquidity from the overall decline in loans was generally invested in securities at significantly lower yields. On the deposit side while volume was strong in lower cost deposit accounts as compared to the previous year, the interest margin benefited mainly from the 34 basis-point decrease in certificate of deposit account yields.  The ROAE for the Company has historically been lower than peer financial institutions due to the higher amount of capital held by the Bank and the Company.

The provision for loan losses amounted to $685 thousand for 2011, a decrease of $65 thousand as compared to the $750 thousand provision for 2010. Adversely classified loans totaled $10.6 million as of December 31, 2011, which is $1.3 million lower than the $11.9 million at December 31, 2010. The allowance-to-total-loans ratio increased from 1.07% at December 31, 2010 to 1.18% at December 31, 2011, primarily as a result of watch credits increasing from $6.1 million as of December 31, 2010 to $10.5 million as of December 31, 2011. Management believes that the allowance was appropriate to cover any foreseeable loan losses as of December 31, 2011.

Noninterest income and noninterest expense for 2011 continued to be impacted by several factors which can be attributed to the recession. Noninterest income totaled $2.496 million or $92 thousand more than the $2.404 million reported for 2010.   Areas where noninterest income increased in 2011 from the prior year included the cash surrender value of bank-owned life insurance increased to $296.1 thousand in 2011 or $4.1 thousand more than in 2010, and ATM fee income increased $110.9 thousand when compared to 2010.   These increases were partially offset by an impairment charge of $50 thousand on other than temporarily impaired securities.   Noninterest expense totaled $9.625 million for 2011, which is an increase of $36 thousand, or .38%, from the $9.589 million recorded for 2010.   Higher costs were seen in a few categories that included: other expenses, up $43 thousand in 2011 over 2010, compensation-related costs increased $70 thousand over the previous year, and OREO expenses, net of rental income, increased $106 thousand in 2011 over 2010.   These increases were partially offset with a decline in occupancy expense of $15 thousand, a decline in equipment expense of $64 thousand and a decline in FDIC insurance of $115 thousand.

The effective income tax rate for the Company decreased for 2011 to 23.61% as compared to 24.59% for 2010, due to an increase in tax exempt interest income.

The following table summarizes the net changes in the income statement as discussed above:

			Net	Percent
	2011	2010	Change	Change

Return on Average Assets	0.97%	0.90%	0.07%	7.78%

Return on Average Equity	7.63%	7.29%	0.34%	4.66%

(in thousands)

Net interest income	$11,992	$11,843	$149	1.26%

Provision for loan losses	685	750	(65)	-8.67%

Non-interest income	2,496	2,404	92	3.83%

Non-interest expense	9,624	9,589	35	0.37%

Net income before provision
for income taxes	4,179	3,909	270	6.91%

Income taxes	987	961	26	2.71%

Net income	$3,192	$2,948	$244	8.28%

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During 2009, 2010 and 2011, the prime interest rate remained at 3.25%. The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During 2009, 2010 and 2011, the intended federal funds rate remained at zero to 0.25%.

The Company’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to mitigate the effects of declining interest rates, the Bank began in 2008 to implement interest rate floors on newly originated commercial loans, home equity lines of credit and adjustable rate residential mortgages. An “interest rate floor” is part of the contractual terms of a loan note when the loan’s interest rate is subject to change during the life of the loan on either a variable or adjustable basis and the interest rate is pegged to a certain market index, such as the prime rate or LIBOR. The terms of an interest rate floor state a specific minimum interest rate that will be charged even if the base index results in a lower interest rate.

         The Company is primarily funded by interest-bearing liabilities consisting of deposit account products and other borrowings. Other borrowings include the overnight investment product offered to commercial customers which is known as the Investment Sweeps product and advances from the Federal Home Loan Bank of Atlanta. Other borrowings represented 4.45% of total average interest bearing liabilities for 2011. A higher percentage of interest-bearing deposit account balances are in time deposits. During 2011, time deposits averaged 51.5% of total interest-bearing deposit account balances, while low-

cost deposit account balances for savings, interest checking and money-market accounts averaged 48.4% of total interest-bearing deposit account balances in 2011. The lower-cost funding base is expected to have a positive impact on the Company’s net interest income and net interest margin. As stated previously in the section captioned “Supervision and Regulation of Banking Activities” included in Item 1, Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits to increase. Additional analysis of the components of the Company’s net interest margin is presented below.

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

	2011 vs. 2010			2010 vs. 2009
	Increase/	Change Due To:		Increase/	Change Due To:
(In thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Assets:
Loans	$(619)	$(36)	$(583)	$(510)	$(193)	$(317)
Securities available for sale(2)	18	(127)	145	780	(383)	1,163
Federal funds sold and other	6	(3)	9	(168)	(94)	(74)

Total interest-earning assets	$(595)	$(166)	$(429)	$102	$(670)	$772

Liabilities:
Demand deposits	$5	$1	$4	$8	$2	$6
Savings deposits	(148)	(187)	39	91	(100)	191
Time deposits	(705)	(430)	(275)	(663)	(518)	(145)
Other borrowings
FHLB Advances	(6)	(6)	-	(80)	50	(130)
Short-term borrowings	2	(2)	4	2	-	2

Total interest-bearing liabilities	$(852)	$(624)	$(228)	$(642)	$(566)	$(76)

Net interest income	$257	$458	$(201)	$744	$(104)	$848

Notes:

(1) Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.

(2) Income is reported on a tax-equivalent basis, assuming a federal income tax rate of 34%.

Average Balance Sheet and Income Data
(In thousands)

	Years Ended December 31,

		2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest earning assets:

Loans	$202,580	$12,938	6.39%	$211,708	$13,557	6.40%	$216,629	$14,067	6.49%
Securities Available for Sale	85,710	3,213	3.75%	81,918	3,195	3.90%	53,107	2,415	4.55%
Federal funds sold and other	11,334	47	0.41%	9,301	41	0.44%	18,058	209	1.16%

Total interest earning assets	299,624	16,198	5.41%	302,927	16,793	5.54%	287,794	16,691	5.80%

Non-interest earning assets:

Cash and due from banks	7,151			7,194			7,688
Premises and equipment, net	7,019			7,380			7,674
Other assets	16,798			13,893			11,934

Less allowance for loan losses	(2,279)			(2,865)			(2,302)

TOTAL	$328,313			$328,529			$312,788

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Demand deposits	$41,808	$74	0.18%	$39,331	$69	0.18%	$36,145	$61	0.17%
Savings deposits	73,588	430	0.58%	68,634	578	0.84%	47,349	487	1.03%
Time deposits	122,952	3,023	2.46%	133,256	3,728	2.80%	137,940	4,391	3.18%
Other borrowings
FHLB advances	5,000	119	2.38%	5,000	125	2.50%	10,655	205	1.92%
Short-term borrowings	6,088	29	0.48%	5,290	27	0.50%	5,089	25	0.50%

Total interest bearing liabilities	249,436	3,675	1.47%	251,511	4,527	1.80%	237,178	5,169	2.18%

Non-interest bearing liabilities:

Demand deposits	34,154			33,979			34,400
Other	2,920			2,597			3,406

	286,510			288,087			274,984

Stockholders' equity	41,803			40,442			37,804

TOTAL	$328,313			$328,529			$312,788

Net interest earnings		$12,523			$12,266			$11,522

Interest rate spread			3.93%			3.74%			3.62%

Net interest margin			4.18%			4.05%			4.00%

Notes: Tax-exempt interest income for investment securities has been adjusted to a tax-equivalent basis, resulting in an increase in interest income of $530, $423 and $294 for 2011, 2010 and 2009 respectively.
A Federal income tax rate of 34% was used.

Non-Accrual loans are included in average loans outstanding.

Net Interest Income Analysis

Net interest income, on a tax equivalent basis, increased $257 thousand in 2011 as compared to 2010 and increased $744 thousand in 2010 as compared to 2009. The net interest margin, which is net income expressed as a percentage of average earning assets, was 4.18% for 2011, 4.05% for 2010 and 4.00% for 2009.   The improvement in the net interest margin from 2009 to 2011 is a result of a greater decline in interest paid on liabilities than interest earned on assets.

The greatest contribution to the improvement of net interest income in 2011 and in 2010 was the decline in interest expense for time deposit accounts in each of the prior years. Interest costs and rates on time deposits declined from $3.728 million for 2010 to $3.023 million in 2011, a decrease of $705 thousand or 18.9%. In 2010, the interest expense for time deposits dropped by $663 thousand to $3.728 million from 2009 when the cost was $4.391 million.

The average earning assets yield for 2011 was 5.41% as compared to 5.54% for 2010, a decrease of 13 basis points and the yield decreased 26 basis points in 2010 from a yield of 5.80% for 2009. The decrease in earning assets yields over the last 3 years is a direct result of declining interest rates discussed earlier in this section and the decrease of loans as a percentage of total earning assets. In 2009, loans accounted for 75.3% of average earning assets compared to 69.9% in 2010 and 67.6% in 2011. Loans generally have significantly higher yields compared to securities and Federal funds sold and, as such, have a more positive effect on the net interest margin. Average earning assets for 2011 were $299.6 million, a $3.3 million or 1.09% decline from their balance of $302.9 million during 2010.   Balances during 2010 showed an increase of $15.1 million or 5.25% from 2009.

Loans averaged $202.6 million in 2011. This was a decrease of $9.1 million from the $211.7 million in average loans for 2010. During 2010, average loan balances were $4.9 million lower than the average loan balances of $216.6 million in 2009. The average loan yield was 6.39% in 2011 compared to 6.40% in 2010 and 6.49% in 2009. The decline of loan interest income of $619 thousand for 2011 from 2010 and the $510 thousand decline in loan interest income from 2009 to 2010 can be attributed to the continued low interest rate environment as well as decreased average balances outstanding.

Securities averaged 28.6% of earning assets in 2011 as compared to the 27.0% average share in 2010 and 18.5% of average earning assets for 2009. The increase in securities as a percentage of earning assets was the direct result of slow loan demand over the 3-year period. The decline of market interest rates from 2009 to 2011 is evidenced by the decline of the yield on securities from 4.55% in 2009 to 3.90% in 2010 and to 3.75% for 2011. The average duration of the securities portfolio is generally from 3 to 5 years, which helps to sustain the liquidity position of the balance sheet. This level of duration will react more quickly to changes in interest rates, either up or down. The securities portfolio is structured in a manner that will provide funding for loan demand in the future.

Federal funds sold and other interest bearing account balances comprise the smallest portion of earning assets and it is intended to serve the immediate liquidity needs of the Company. During 2011, the average balance was $11.3 million or 3.8% of total earning assets as compared to $9.3 million or 3.1% of earning assets for 2010 and $18.1 million or 6.2% of earning assets for 2009. The yield for 2011 was 0.41% as compared to .44% for 2010 and 1.16% for 2009. The decline in yield from 2009 to 2011 was attributable not only to the decline in overnight rates, but also to the fact that CDs the Bank held during 2009 had matured at the end of that year.

Total average interest-bearing liabilities decreased $2.1 million to $249.4 million during 2011 as compared to $251.5 million for 2010, which was an increase of $14.3 million over the average interest- bearing liabilities of $237.2 million for 2009. The yield on average interest-bearing liabilities was 1.47% or 33 basis points less than the yield of 1.80% for 2010, which was 38 basis points less than the 2.18% yield for 2009. Total interest expense for 2011 was $3.675 million or $852 thousand less than the $4.527 million reported for 2010 and a decrease of $642 thousand from the interest expense of $5.169 million for 2009. Average deposits decreased $2.7 million or .98% for 2011 compared to 2010 and increased $19.4 million or 7.6% in 2010 as compared to 2009. Average interest-bearing deposits decreased $2.9 million in 2011 as compared to 2010 and increased $19.8 million in 2010 as compared to 2009. Average interest-bearing deposits as a percentage of average deposits were 87.4% for 2011 and compared to 87.6% for 2010 and 86.5% as a percentage for 2009. The average cost of interest-bearing deposits was 1.48% in 2011 compared to 1.81% in 2010 and 2.23% in 2009. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of the on-going low rate environment and a shift in the deposit account mix from time deposit accounts to low cost deposit accounts such as interest-bearing checking, savings and money market accounts.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.93% in 2011 compared to 3.74% in 2010 and 3.62% in 2009. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $685 thousand in 2011 compared to $750 thousand in 2010 and $900 thousand in 2009. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Noninterest Income

The following table illustrates the main revenue sources for noninterest income:

(in thousands)
	2011	2010	2009
Service charges on deposit accounts	$1,052	$1,036	$1,241
Gain on sale or call of securities	7	32	21

Other-than-temporary impairments	(55)	-	(562)
Less: Noncredit portion of OTTI impairments	(5)	-	(502)
Net other-than-temporary impairments	(50)	-	(60)

Net gain on sales of loans	87	68	71
Income from bank owned life insurance	296	292	282
ATM fees	760	649	552
Other fees	344	327	389
Total noninterest income	$2,496	$2,404	$2,496

The Company’s noninterest income increased 3.82% to $2.496 million in 2011, compared to $2.404 million in 2010, and $2.496 million in 2009. Changes in various components of non-interest income are discussed below in more detail.

Service charges on deposit accounts. Service charges on deposit accounts for 2011 increased $16 thousand, or 1.5%, as compared to 2010. The increase in service charges on deposit accounts was due to increased service charge activity on commercial accounts and overdraft/insufficient funds charges on consumer accounts. Service charges on deposit accounts decreased $205 thousand in 2010, or 16.5%, as compared to 2009.

Gain on sale or calls of securities. The Company did not have any security sales in 2011, 2010 and 2009. The gain for those years was directly attributable to securities that were called by the issuer prior to maturity. Gain on calls of securities for 2011 was $7 thousand as compared to $32 thousand for 2010 and $21 thousand for 2009.

Other-than-temporary impairments. During 2011 management recorded a $50 thousand other-than-temporary (OTTI) impairment relating to non-agency CMO securities.   At December 31, 2009, management recorded an other-than-temporary impairment relating to what is determined to be a permanent credit loss involving non-agency CMO securities in the amount of $60 thousand. The determination of the credit loss is discussed later in this report under the heading “Impaired Securities”. There was no impairment charge related to credit loss for any of the portfolio securities in 2010.

Net gain on sale of loans. The level of interest rates during the 2011 is the primary reason why the Company reported higher gains on sale of loans. Much of the activity in secondary market loan origination and sales is dependent on customers refinancing their existing mortgages. While refinancing activity declined during 2009 and 2010, the continued low interest rate environment in 2011 has given customers an opportunity to refinance through the secondary market.   The net gain on the sales of loans was $87 thousand for 2011, $68 thousand for 2010 and $71 thousand for 2009.

Income from bank owned life insurance. The Company maintains insurance policies for certain officers of the Company and the Bank and the increase in cash surrender value related to these policies is reported as non-interest income. The amount recorded as income is determined by the individual insurance companies and is subject to market interest rates. During 2011, $296 thousand was recorded as income as compared to $292 thousand for 2010, and $282 thousand for 2009.

ATM fees. The Company reports revenues from automated teller machines (ATMs), interchange network fees and PIN-based debit card transaction fees as ATM fees. For 2011, the Company earned $760 thousand in fee income, or 17.1% higher revenue than the $649 thousand earned in 2010, which was 17.6% greater than the fee income of $552 thousand reported for 2009.   In 2011 the Federal Reserve implemented a new regulation which could significantly impact the level of interchange fees that may be charged.   While banks with less than $10 billion in assets (such as this Bank) are exempted from this measure, as a practical matter we expect that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.   The Company cannot provide any assurance as to the ultimate impact of this proposal on the amount of income from Visa check card usage reported in future periods; however, the Company’s revenues from Visa check card usage could likely be significantly reduced from current levels.

Other fees. The other fees category includes ancillary services performed for customers such as check cashing, wire transfers, merchant processing fees, etc. Also included are various fees and dividends received from industry relationships such as banking associations and insurance companies. Income from these sources tends to be variable and can fluctuate from year to year, particularly when one-time rebates are earned by the Company. For 2011, other fees were $344 thousand or a $17 thousand increase from the $327 thousand received in 2010.   Other fees for 2010 were $62 lower than the $389 thousand recorded in 2009.

(Remainder of this page is left blank, intentionally.)

Noninterest Expense

The main components of noninterest expense and their respective change are detailed in the table below:

(in thousands)
	2011	2010	2009

Salaries and employee benefits	$5,484	$5,415	$5,309

Occupancy	590	605	580

Equipment	469	534	571

FDIC deposit insurance	392	506	340

Net (gain) loss on sale of other real
estate owned	(29)	(13)	6

Impairment - other real estate owned	105	76	-

OREO expenses, net of rental income	175	69	64

Other (1)	2,439	2,396	2,104

Total noninterest expense	$9,625	$9,588	$8,974

(1) Please reference Note 13 of the Consolidated Financial Statements for the principal components of Other Expenses.

The Company’s noninterest expense for 2011 was $9.625 million, an increase of $37 thousand or .39% as compared to the $9.588 million recorded in 2010. Non-interest expense for 2010 increased $614 thousand or 6.84% over the $8.974 million for 2009.

Salaries and employee benefits. Salaries and employee benefits costs in 2011 increased $69 thousand or 1.28% to $5.484 million as compared to $5.415 million for 2010 and 2010 costs were an increase of $106 thousand or 1.99% over the costs for 2009. Included in this category is the deferral of loan origination costs which are required by ASC 310-20, “Nonrefundable Fees and Other Costs”. The Accounting Standard requires the deferral of direct loan origination costs, mostly consisting of personnel costs and nonrefundable fees over the life of the loan. The amount deferred is dependent on the number of loans originated in a given period. In years when loan origination activity is less than a previous year, then the deferral of costs will be less, which results in increasing the total amount of compensation costs for the current year. In 2011 deferred costs totaled $250 thousand or $46 thousand less than the $296 thousand for 2010 and this was $128 thousand less than the deferred amount of $424 thousand for 2009. Total salaries and employee benefits costs, exclusive of the deferred loan costs, were $5.734 million for 2011 a increase of $23 thousand from the $5.711 million for 2010 and $5.733 million for 2009.

The Company provides a defined benefit pension plan for eligible employees. The service costs and related administrative fees for 2011 were $262 thousand which is an increase of $25 thousand from the $237 thousand for 2010 and when comparing 2010 to 2009, the cost for 2010 was $120 thousand less than the $357 thousand for 2009. Service costs are determined by actuarial methods and are affected by a number of factors including expected return on plan assets and these estimates are impacted depending on the overall performance of the economy. Based upon actuarial data provided as of December 31, 2011, the net periodic costs for 2011 are anticipated to be approximately $364 thousand, excluding plan administrative costs.

Occupancy. Total occupancy expense for 2011 was $590 thousand, which is $15 thousand lower than the $605 thousand expensed in 2010 and compares to the $580 thousand recorded in 2009. The higher cost for 2010 is mainly attributable to one-time maintenance costs. Building depreciation for the comparative period was $239 thousand for 2011, $238 thousand for 2010 and $229 thousand for 2009. During the last several years, it has been management’s practice to recommend capital budgets that were focused on planned building improvements that avoid significant additional depreciation for future years while maintaining attractive and safe facilities. Local property taxes increased $1 thousand to $53 thousand from $52 thousand in 2010 and $48 thousand in 2009. Utility costs for 2011 were $113 thousand or $9 thousand more than the $104 thousand recorded for for 2010, and $103 thousand for 2009.

Equipment. Total equipment expense for 2011 totaled $469 thousand, a decrease of $65 thousand from the $534 thousand expensed in 2010 and compares to the $571 thousand for 2009. The primary contributor to the year-over-year decreases in equipment expense has been lower equipment depreciation costs. Depreciation expense for 2011 was $285 thousand, a decrease of $69 thousand from the $354 thousand expensed in 2010 and this amount was a reduction of $29 thousand from the $383 thousand expensed in 2009. Equipment replacement, including computer hardware, is on a scheduled basis and equipment purchases are budgeted as part of the Bank’s annual Capital Budget Plan.

FDIC deposit insurance. FDIC deposit insurance expense for 2011 was $392 thousand, a decrease of $114 thousand over the $506 thousand in premium expense charged in 2010. The FDIC instituted higher insurance premiums on all insured depository institutions beginning in 2009.  In 2009, the Bank paid a special Deposit Insurance Fund assessment in the amount of $138 thousand. This was the first special assessment imposed by the FDIC in recent years. Additionally, the Bank’s one-time credit allowance ended as of June 30, 2009. The one-time credit allotted to banks nationwide had been part of the Deposit Insurance Fund as of December 31, 1996, the Bank was originally allotted a credit of $244 thousand and during 2008 the Bank realized $119 thousand of this credit against premium costs and for 2009 the Bank realized a credit of $31 thousand. The Bank participated in the Transaction Account Guarantee Program during 2010 and 2009. Deposit insurance cost for participating in the TAGP was $7 thousand for 2010 and $6 thousand for 2009.

Impairment – other real estate owned. The Company has acquired other real estate owned as a result of foreclosures and the acceptance of deeds-in-lieu of foreclosure. The lack of qualified buyers for these properties has resulted in holding the properties for extended periods. In accordance with accounting standards ASC 310 and ASC 360, management had certain OREO properties re-appraised during 2011 and those property values had declined and this change was reported as an impairment charge of $105 thousand.  During 2010 there was an impairment charge of $76.   The Company had no impairment charges in 2009.

OREO expense, net of rental income. This category includes any costs related to holding foreclosed assets.   Revenues and expenses are recorded in earnings as they occur. OREO  expenses for 2011 were $175 thousand, an increase of $106 thousand from the $69 thousand for 2010 and compares to the 2009 cost of $64 thousand.

Other expense. Total other expenses for 2011 were $2.439 million, an increase of $43 thousand from the $2.396 million for 2010 and compares to the 2009 cost of $2.104 million. The areas of cost which impacted this category involved expenses related to legal, collection, and foreclosure costs for deteriorating loan relationships, renegotiated core processing contracts, and cost reduction related to the branch capture conversion. Some of the more significant components included in other expense are discussed below.

Collection and foreclosure-related expenses associated with delinquent loans, including legal costs and costs associated with the acquisition of real estate acquired through foreclosure were responsible for $102 thousand in costs during 2011 as compared to $192 thousand in costs during 2010.

Provision for Income Taxes

Income before income taxes includes both taxable income and tax-exempt income, including interest on municipal securities and bank-owned life insurance. The effective income tax rate, based on income before taxes is, therefore, lower than the statutory Federal income tax rate of 34%.  Financial institutions in the Commonwealth of Virginia are not subject to a state income tax; rather, a franchise tax is assessed and paid. The cost of the franchise tax is recorded as part of the Other Expense category discussed above.   The effective income tax rate for 2011 was 23.61% or a decrease from 24.59% in 2010 and 26.43% in 2009.  Income taxes for 2011 totaled $987 thousand an increase of $26 thousand from $961 million reported for 2010 and a decrease of $31 thousand from the $1.018 million reported in 2009.  The income tax expense for 2009 decreased by $128 thousand to $1.018 million from the expense for 2008 of $1.146 million. The decrease in the effective income tax rates over the comparative period is primarily attributed to a higher level of tax-exempt securities income.

Asset Quality

Allowance and Provision for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 4 – “Allowance for Loan Losses” in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Company’s methodology for estimating the appropriate level of the allowance for possible loan losses.

(Remainder of this page is left blank, intentionally.)

Activity in the allowance for possible loan losses is presented in the following table:

Five-Year Loan Charge-offs and Recoveries Summary

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Allowance, beginning of period	$2,168	$2,673	$2,167	$1,950	$1,935

Charge-offs:

Commercial & Industrial	25	488	21	-	10

Commercial Real Estate	276	80	-	-	-

Real Estate - Mortgage	337	381	328	101	16

Real Estate - Construction	31	293	-	-	-

Consumer	81	50	100	63	105

Total Charge-offs	$750	$1,292	$449	$164	$131

Recoveries:

Commercial & Industrial	$18	$-	$3	$78	$1

Commercial Real Estate	-	-	-	-	-

Real Estate - Mortgage	38	5	2	7	5

Real Estate - Construction	170	11	-	-	-

Consumer	23	21	50	51	378

Total Recoveries	$249	$37	$55	$136	$384

Net Charge-offs (Recoveries)	$501	$1,255	$394	$28	$(253)

Provision for loan losses	$685	$750	$900	$245	$(238)

Allowance, end of period	$2,352	$2,168	$2,673	$2,167	$1,950

Ratio of net charge-offs to
average loans outstanding	0.25%	0.59%	0.18%	0.01%	-0.12%

Net charge-offs during 2011 decreased $754 thousand to $501 thousand compared to 2010 net charge-offs of $1.255 million. As a percentage of average loans, net charge-offs decreased 34 basis points in 2011 compared to 2010 versus an increase of 41 basis points in 2010 compared to 2009. The Company continues to experience a reduction in the levels of non-accrual loans and loans past due 30 days or more. The increase in charge-offs in 2010 was reflective of certain business failures, declining collateral value, and foreclosure action taken by the Bank as a direct result of the recessionary economy. The predominance of charge-offs in 2011 and in 2010 was concentrated in residential and commercial real estate loans. The Bank recognized net recoveries of $253 thousand in 2007 as a result of reaching settlement agreements with loan guarantors. This significant recovery resulted in a recapture of prior-year provision expense in 2007 of $238 thousand.

The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $65 thousand in 2011 to $685 thousand compared to $750 thousand in 2010 and decreased $150 thousand in 2010 compared to the $900 thousand provision for 2009. The decrease in the provision for possible loan losses during 2011 is reflective of a decreasing trend in the level of non-performing loans. The increase in the provision for possible loan losses during 2009 compared to 2008 was partly due to higher levels of net charge-offs, an increase in classified loans and declining collateral values related to the weaker economic conditions.

After considering factors such as portfolio and economic conditions, delinquency trends, past loan loss experience, the volume of new loans, increases in the watch category, as well as other factors deserving recognition, the allowance for loan losses was set at $2.352 million at December 31, 2011. This is an increase of $184 thousand from December 31, 2010 and $321 thousand lower than the allowance balance at December 31, 2009. The lingering effects of the economic recession could lead to a higher level of nonperforming loans during 2012.   The Company is taking prudent steps to appropriately provide for potential losses by adhering to sound allowance for loan loss methodology and monitoring trends in watch list credits.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

Allocation of Allowance for Loan Losses

	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
(in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial &
Industrial	$228	6.86%	$224	7.15%	$663	7.22%	$345	9.32%	$346	11.18%
Commercial Real
Estate Loans	571	31.33%	560	30.23%	878	31.14%	606	27.56%	1,031	25.25%
Real Estate -
Mortgage	900	49.64%	876	50.98%	761	49.26%	535	47.76%	351	45.82%
Real Estate -
Construction	211	7.98%	203	6.39%	273	5.82%	417	7.66%	108	8.85%

Consumer loans	59	4.18%	56	5.25%	98	6.56%	264	7.70%	114	8.90%

Unallocated	383	0.00%	249	0.00%	-	0.00%	-	0.00%	-	0.00%
Balance End of
Period	$2,352	100.00%	$2,168	100.00%	$2,673	100.00%	$2,167	100.00%	$1,950	100.00%

Non-Performing Assets

Year-end non-performing assets and accruing past due loans were as follows:

	December 31,
(in thousands)	2011	2010	2009	2008	2007

Non-accrual loans	$2,086	$3,836	$5,259	$1,115	$1,179

Troubled debt restructurings (not on non-accrual)	472	1,328	-	-	-

Loans past due 90 days or more
and still accruing	-	117	83	241	- -

Other real estate owned	7,430	3,425	1,073	957	-

Total Non-performing assets	$9,988	$8,706	$6,415	$2,313	$1,179

Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Other real estate owned balances represent the lower of cost or appraised value less cost to sell of real estate acquired through foreclosure by the Bank.  The Bank regularly evaluates the carrying value of such assets and adjusts the balances as required by recording an impairment charge to current earnings. The Bank actively markets such properties to reduce potential losses. Expenses related to carrying these assets are recorded in current earnings.

Financial Condition

Summary

At December 31, 2011, the Company had total assets of $328.6 million compared to $330.5 million at December 31, 2010.  The decrease is total assets was primarily due to a decline in loan balances.

Stockholders’ equity at December 31, 2011 was $41.8 million compared to $39.6 million at December 31, 2010.  The net increase in total equity is mainly the result of the net increase in market values of available for sale securities and the decrease in the unfunded pension liability, and the net income for 2011.  (Refer to Consolidated Statements of Changes in Stockholders’ Equity for further details.)

Loan Portfolio

The Bank uses the funds generated from deposits, short-term FHLB advances, combined with investment portfolio liquidity to support its lending activities and it competes aggressively for loans in its market areas.  Loan originations for 2011 totaled $41.9 million or a 27.4% increase over the $32.9 million originated in 2010.  Loan originations in 2011 improved over 2010, however, remain well below historical averages.   Tepid loan demand coupled with loan refinances to secondary market fixed rates have negatively impacted total loan balances.  Even with the year to year increase of loan originations in 2011, the year to year comparison saw a decline in total loans; at December 31, 2011, loans totaled $199.7 million or a decrease of $3.0 million from the $202.7 million at December 31, 2010. Loans decreased $14.8 million from $217.5 million at December 31, 2009 to $202.7 million at December 31, 2010.

Loans are made predominantly to individuals and businesses located in the Bank’s trade area.  Approximately 89.0% of the loan portfolio on December 31, 2011 was composed of real estate secured loans.

Summary of Loans Held for Investment

	December 31,
(in thousands)	2011	2010	2009	2008	2007

Commercial & Industrial	$13,700	$14,500	$15,705	$19,859	$23,643

Commercial Real Estate	62,580	61,268	67,740	58,714	53,362

Real Estate - Mortgage	99,141	103,336	107,166	101,750	96,831

Real Estate - Construction	15,939	12,943	12,660	16,321	18,697

Consumer	8,355	10,636	14,264	16,402	18,798

Total Loans	$199,715	$202,683	$217,535	$213,046	$211,331

           The Company does not engage in highly leveraged transactions.  Commitments to extend credit and standby letters of credit to customers in the normal course of business totaled $24.2 million at December 31, 2011.  (See Financial Instruments with Off-Balance Sheet Risk discussion).

The following table shows the maturities of loans outstanding as of December 31, 2011.

		Maturing After One	After
	Within	But Within	Five
(In thousands)	One Year	Five Years	Years	Total

Commercial & Industrial	$8,488	$4,713	$499	$13,700

Commercial Real Estate	16,699	40,526	5,355	62,581

Real Estate - Mortgage	28,836	60,954	9,351	99,141

Real Estate - Construction	4,454	10,609	876	15,939

Consumer	1,510	6,670	175	8,355

Total Loans	$59,987	$123,472	$16,256	$199,715

Maturities after one year with:
Fixed interest rates:		$122,137	$16,118	$138,255

Variable interest rates:		$1,335	$138	$1,473

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

Restricted securities are excluded from this discussion since they represent required investments in the capital stock of certain correspondent banks.  The value held in restricted securities is mainly based upon the level of business activity the Bank has with the correspondent bank or other requirements that have no bearing on balance sheet growth or investment strategies of either the Bank or the Company.  Restricted securities are carried at cost.

The investment policy of the Company prohibits any investment in any form of equity security, whether it is private, publicly-traded, or Federal government-sponsored entities (GSEs).  Corporate debt investments are permitted for nationally-known, highly-rated companies.

The investment policy does not require the immediate liquidation of any security that falls below the investment grade rating of BBB minus for Fitch and S&P, or Baa3 for Moody’s.  The liquidation of a security simply due to a credit rating change without considering other factors such as the likelihood of the security recovering from the downgrade or the possibility of ultimately recovering the full book value of the security might lead to taking losses unnecessarily.  If a security falls below investment grade, management is required to monitor the security for any subsequent deterioration and to provide the board of directors with an update monthly.  As of December 31, 2011, the Company held five securities with below investment grade ratings.  These securities are discussed below under “Impaired Securities”.

All investment securities are classified as available for sale and are carried at fair value adjusted for amortization of premiums and the accretion of discounts.  By classifying the securities as available for sale, management has the opportunity to react to changing liquidity needs and market conditions.

The Company’s investment securities portfolio grew $1.8 million or 2.14% from December 31, 2010 to December 31, 2011.  The growth in the investment portfolio was a result of investing the excess liquidity created by the $3 million decline in the loan portfolio. While management prefers to see balance sheet growth being channeled into loan growth, given the greater earnings spread that generally exists for  loans versus investment securities, loan growth remains a challenge as customers continue to deleverage, loan demand remains below historical levels, and loan refinances to non-bank fixed rate mortgages continue to accelerate.  Available for sale securities represented 25.7% of total assets at December 31, 2011 as compared to 25% of total assets at December 31, 2010.

The table below provides the consolidated investment portfolios for both the Company and the Bank.

Investment Securities Portfolio

	December 31,
(in thousands)	2011	2010	2009

U.S. Government
and federal agency	$8,038	$16,705	$26,370

State and political subdivisions	32,528	28,704	19,100

Agency mortgage-backed	41,711	34,259	17,508

Non-agency mortgage-backed	1,400	2,275	3,022

Other	835	801	777

Total available for sale securities	$84,512	$82,745	$66,777

	Projected Maturities for Investment Securities Portfolio
	At December 31, 2011
			After One Year		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
		T/E		T/E		T/E		T/E
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S government
and federal agencies	$-	0.00%	$3,006	1.35%	$3,006	1.59%	$2,026	2.79%

State and municipal	2,426	4.44%	1,872	2.95%	3,688	5.58%	24,542	5.60%

Agency mortgage backed	-	0.00%	149	4.31%	9,779	2.07%	31,783	3.22%

Non-agency mortgage-backed	-	0.00%	-	0.00%	-	0.00%	1,400	5.46%

Other	-	0.00%	835	5.28%	-	0.00%	-	0.00%

Total	$2,426		$5,862		$16,473		$59,751

Mortgage backed securities are detailed in the above table based on expected weighted average maturities of the individual security.  The tax equivalent yield is based upon a federal income rate of 34%.

At December 31, 2011 and 2010, investment securities with a market value of $26,269,749 and $27,828,340, respectively, were pledged to collateralize public deposits and for other purposes.

Impaired Securities

As of December 31, 2011, the Company had a total of five investment securities that are considered non-Agency collateralized mortgage obligations (CMO) that were securitized by private firms and not by the Federal agencies, Fannie Mae (FNMA) or Freddie Mac (FHLMC). At December 31, 2011, all five securities were rated below investment grade. The Company’s investment policy does require quarterly monitoring of any security that is downgraded below investment grade; however the policy does not require the sale of the security simply based on the downgrading event. Management discusses the result of its quarterly impairment analysis to the ALCO Committee and to the full Board of Directors. The underlying collateral consists of jumbo, fixed-rate, residential mortgage loans with original 30-year terms. Jumbo mortgages are loans that in most areas have original loan balances that exceed $417,000. Collectively, these securities had a book value at December 31, 2011 of $1,399,670 and represented 1.66% of the total available for sale securities’ book value of $84,511,794. Monthly payments continue to be received on each security which represents principal and interest payments made by the underlying mortgagors.

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

Since the announced downgrades by the credit rating agencies, Fitch and Standard & Poors, management has used the results from analytical cash flow models which it obtains from third party consultants to determine these securities might be other than temporarily impaired (OTTI).  Among the inputs used for the analytical model are the current credit default statistics of each individual security.  The models project the future cash flows assuming that the default statistics remain unchanged until the security’s stated maturity date.  The results of the stress testing concluded that as of December 31, 2011, there existed some likelihood of credit losses in three of the five CMO securities. During 2011 the Company recorded an additional impairment of $50 thousand based upon loss results projected by the model.   On a cumulative basis, the Company has recorded a total $110 thousand in impairment loss through December 31, 2011.   Management believes that the OTTI allowance is sufficient to cover any projected losses relating to the five CMO securities.

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

The average balance for 2011 of all interest bearing deposit account products was $238.3 million, a decrease of $2.9 million or 1.20% as compared to the average balance of $241.2 million for 2010.  The average rate of interest-bearing deposit accounts was 1.48% for 2011 and this is a decrease of 33 basis points from the rate of 1.81% for 2010.  Management places an emphasis on increasing lower cost deposit account balances, which includes savings, money market and interest-bearing checking accounts, as a means of managing the net interest margin. For 2011, the average balance of noninterest demand deposit accounts increased $175 thousand for an average of $34.1 million during 2011 as compared to an average balance of $34.0 million for 2010. The economic downturn has forced individuals and businesses to rely on cash in their accounts for everyday living expenditures and business operations and to pay down individual or business debt.

The low cost deposit account strategy also includes money market accounts. During 2011, average balances of money market accounts increased $3.4 million for an annual average balance of $53.7 million for 2011 as compared to an annual average balance of $50.3 million for 2010.  For 2011, the average cost for money market accounts was .65%, a decrease of 36 basis points from the average cost of 1.01% for 2010. During 2011, customers continued to take advantage of the Bank’s tiered money market product.

Other low cost deposit accounts such as interest-bearing demand deposit accounts and savings accounts had average annual balance for 2011 of $61.7 million, an increase of $3.4 million in comparison to an average balance of $57.7 million for 2010. Time deposits had an average balance of $123.0 million for 2011 or a decrease of $10.3 million when compared to the average balance of $133.3 million for 2010.

Average Deposits and Rates Paid

	2011		2010		2009
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing
demand deposits	$34,154		$33,979		$34,400

Interest bearing demand
deposits	41,808	0.18%	39,331	0.18%	36,145	0.17%

Savings deposits	73,588	0.58%	68,634	0.84%	47,349	1.03%

Time deposits	122,952	2.46%	133,256	2.80%	137,940	3.18%

Total	$272,502	1.29%	$275,200	1.59%	$255,834	1.93%

The Company’s time deposits with balances of $100,000 or more totaled $46.5 million at December 31, 2011, and comprised 17.1% of the Company’s total deposits.  These time deposits were maintained predominantly by long-time customers located in the Company's trade area.

Maturity Projection of Time Deposits over $100,000
December 31,
(in thousands)	2011

3 months or less	$11,021
3months to 6 months	3,207
6 months to 12 months	9,826
Over 1 year	22,440
Total	$46,494

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

Outstanding Financial Instruments with Credit Risk

	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit	$22,911	$23,489
Standby letters of credit	1,328	671

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

Liability liquidity is provided by access to funding sources which include core deposits, federal funds purchased and advances obtained through banking correspondents. Federal funds lines of credit are maintained with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta and with major regional banks that totaled $58.5 million at December 31, 2011.

At December 31, 2011 and 2010, the Company had outstanding advances totaling $5,000,000 with the Federal Home Loan Bank of Atlanta, detailed below.

	December 31,
	2011	2010
Two-year fixed rate hybrid advance at 1.93%
maturing October 11, 2013	$5,000,000	$-
Five-year / two -year convertible advance at 2.47%
maturing February 5, 2013	-	5,000,000
	$5,000,000	$5,000,000

Since Citizens Bancorp of Virginia, Inc. is a holding company and does not conduct operations its primary sources of liquidity are from its investment portfolio and from dividends that are up streamed from the Bank. Banking regulations may limit the amount of dividends that may be paid by the Bank to the Company. See Note 14 – “Regulatory Matters” in the accompanying notes to the financial statements included elsewhere in this report regarding such dividends. At December 31, 2011, the Company had liquid assets, including cash, interest bearing deposits in correspondent banks, overnight federal funds and unpledged available for sale securities totaling $78.7 million.

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

Capital

The Company’s principal source of capital is generated through retained earnings. In 2011, $1,602,038 or 50.2%, of earnings were retained and added to the capital of the Company.

Capital growth has historically benefited from our level of dividend payout limits. The dividend payout ratio represented 49.8%, 54.0% and 57.0% of net income for 2011, 2010 and 2009, respectively.  The Company’s current dividend policy limits annual dividend payouts to no more than 60% of the net earnings for the trailing twelve months.  The ratio of average equity to average assets was 12.73% in 2011, compared to 12.31% in 2010 and 12.09% in 2009.   Stockholders’ equity was $41,846,000 at December 31, 2011.

The Company’s Tier I Leverage ratio was 12.7% at December 31, 2011.  The Tier I risk-based capital ratio for the Company was 20.9% on December 31, 2011 while the total risk-based capital ratio was 22.1%.   Both Tier I and total risk-based capital ratios at December 31, 2011 exceeded regulatory risk-based capital requirements by substantial margins and the Company continues to be well capitalized.

Cash dividends totaling $1,590,265 were declared in 2011 which represents a payout ratio of 49.8% compared to a payout ratio of 54% in 2010.  It is anticipated that internally generated funds will cover any capital improvements in 2012.  The Company believes its liquidity and capital resources are more than adequate to meet its cash requirements for the foreseeable future.

A stock repurchase plan is ongoing since September 1, 2007.  The plan is intended to provide additional liquidity in the trading of the Company’s stock and to provide the Company with opportunities to reduce the number of shares outstanding.  (Additional information on the stock repurchase plan is discussed in Part II, Item 5, earlier in this report.)

Capital Expenditures

Capital expenditures were $179 thousand in 2011 compared to $184 thousand in 2010.  The capital expenditures in 2011 were focused on the installation of a new time and temperature sign at the branch locations and the installation of new ATM’s at the Farmville West and Colonial Heights locations.

Capital expenditures approved by the Board of Directors for 2012 totals $308 thousand and primarily consist of replacing building components and equipment.

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

Recent Developments

First Quarter 2012 Cash Dividend Approved

On March 22, 2012, the Board of Directors of the Company approved a $0.17 per share quarterly cash dividend that will be payable on April 13, 2012 to shareholders of record on April 3, 2012.  Based upon the average daily closing stock price recorded between January 2, 2011 and March 16, 2012 of $14.99, this quarterly dividend results in an annualized yield of 4.54%.

(Remainder of this page is left blank, intentionally.)

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

The Company’s balance sheet has historically been asset sensitive. At December 31, 2011, the Company’s asset/liability model analysis indicated that the Company remains asset sensitive for 2012 and 2013, on a cumulative gap basis. The static gap analysis table, shown below, indicates that the Company is asset sensitive for the first 90 days of 2012 and becomes liability sensitive for the remainder of 2012 when $59.5 million in interest-bearing liabilities will mature or reprice as compared to $57.3 million of interest earning assets that will mature or reprice over the same period. The majority of the effect from interest-bearing liabilities will be from time deposits or CDs. It is expected that the maturity of CDs and their renewal at current rates should have a positive effect on net interest income by decreasing interest expense.

The ALCO adopted an interest rate forecast that called for interest rates to remain relatively flat throughout 2012.   Therefore, being asset sensitive in a steady rate environment would have a slightly negative impact on net interest income.  Interest rate consensus forecasts are updated quarterly by ALCO.

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates, on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net interest income and the effect on net income from sudden changes in interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The model simulation results presented below are based upon the instantaneous increase or decrease (shock) of current interest rates at December 31, 2011. This method meets regulatory requirements.  The Company’s management does recognize that rate shocks represent the most severe of interest rate change scenarios. The model utilizes current market interest rates to measure against the Company’s portfolio rates for earning assets, deposits and other interest sensitive liabilities in order to compute the economic value of equity.

Summary Interest Rate Risk Measures
	December 31,
	2011	2010
Net Interest income - 12-month simulation:
+ 200 basis point shock vs. current rates	4.21%	5.06%
- 200 basis point shock vs. current rates	-2.59%	-4.75%

Economic Value of Equity change:	($ in thousands)
Book Value of Equity at current rates	$41,846	$39,638
Market Value of Equity at current rates	$56,540	$55,113
+ 200 basis point shock vs. current rates	1.80%	4.33%
- 200 basis point shock vs. current rates	4.94%	5.44%

(Remainder of this page left blank, intentionally.)

The following static gap table illustrates the Company’s interest rate sensitivity between interest earning assets and interest-bearing liabilities over time:

	At December 31, 2011
	(In thousands)
	Within	91 to 365	1 to 2	2 to 4	Over 4	Non	Total
	90 Days	Days	Years	Years	Years	Sensitive	Company
Assets
Cash & due from banks	$-	$-	$-	$-	$-	$6,124	$6,124
Securities, at fair value	9,952	17,650	12,516	16,619	27,775	-	84,512
Restricted securities	933	-	-	-	-	-	933
Federal funds sold	10,445	-	-	-	-	-	10,445
Interest-bearing deposits in banks	361	995	-	1,250	-	-	2,606
Loans, net of unearned income	55,044	38,703	39,048	54,456	12,038	(1,926)	197,363
Premises & equipment	-	-	-	-	-	6,790	6,790
Other assets	-	-	-	-	-	19,868	19,868
Total assets	$76,735	$57,348	$51,564	$72,325	$39,813	$30,856	$328,641

Liabilities
Non interest bearing deposits	$-	$-	$-	$-	$-	$37,079	37,079
NOW Accounts	2,108	6,330	8,440	16,880	8,440	-	42,198
Money market accounts	5,295	15,883	21,177	14,118	-	-	56,473
Savings accounts	1,002	3,008	4,010	8,020	4,010	-	20,050
Time deposits	19,913	33,052	23,001	26,802	13,029	-	115,797
Borrowings	401	1,202	6,602	2,804	-	-	11,009

Other liabilities	-	-	-	-	-	4,189	4,189

Total equity	-	-	-	-	-	41,846	41,846
Total liabilities & equity	$28,719	$59,475	$63,230	$68,624	$25,479	$83,114	$328,641

Cumulative gap	48,016	45,889	34,223	37,924	52,258	-
Cumulative GAP / total assets (%)	14.61%	13.96%	10.41%	11.54%	15.90%	0.00%

(Remainder of this page is left blank, intentionally.)

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company does not have any changes or disagreements with respect to accounting or financial disclosure with its external accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. There were no changes in internal controls during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year.

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

	10.3	Offer letter entered into by the Company with Geoffrey C. Warner, Interim Chief Financial Officer.

	21.1	Subsidiary of the Company (filed herewith).

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

	32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

	32.2	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith).

(b)	Exhibits - - See Item 15(a)(3) above.

(c)	Financial Statement Schedules - - See Item 15(a)(2) above.

Blackstone, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2011

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
Blackstone, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Citizens Bancorp of Virginia, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp of Virginia, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 29, 2012

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2011 and 2010

Assets	2011		2010

Cash and due from banks		$6,123,805		$5,427,172
Interest-bearing deposits in banks		2,605,581		1,857,210
Federal funds sold		10,445,000		15,460,000
Securities available for sale, at fair market value		84,511,794		82,744,835
Restricted securities, at cost		933,300		1,079,100
Loans, net of allowance for loan losses of $2,351,994 in 2011
and $2,167,968 in 2010		197,363,202		200,515,124
Premises and equipment, net		6,790,085		7,135,574
Accrued interest receivable		1,635,351		1,815,761
Other assets		2,357,528		2,846,052
Bank-owned life insurance		8,445,693		8,149,615
Other real estate owned, net of valuation allowance of $190,948 in 2011
and $75,905 in 2010		7,429,840		3,425,050

Total assets		$328,641,179		$330,455,493

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing		$37,078,823		$33,160,591
Interest-bearing		234,517,918		244,827,351
Total deposits		$271,596,741		$277,987,942
FHLB advances		5,000,000		5,000,000
Other borrowings		6,009,282		5,148,759
Accrued interest payable		608,297		886,573
Accrued expenses and other liabilities		3,581,012		1,794,634
Total liabilities		$286,795,332		$290,817,908

Commitments and Contingencies	$	- -	$	- -

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$	- -	$	- -
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,326,242 in 2011 and 2,353,509 in 2010		1,163,121		1,176,755
Retained earnings		40,532,884		39,307,978
Accumulated other comprehensive income (loss), net		149,842		(847,148)
Total stockholders' equity		$41,845,847		$39,637,585

Total liabilities and stockholders' equity		$328,641,179		$330,455,493

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest and Dividend Income
Loans, including fees	$12,938,381	$13,557,080	$14,067,478
Investment securities:
Taxable	1,651,115	1,951,048	1,549,141
Tax-exempt	1,031,038	821,203	571,492
Federal funds sold	21,265	18,902	24,077
Other	26,008	22,080	184,731
Total interest and dividend income	$15,667,807	$16,370,313	$16,396,919

Interest Expense
Deposits	$3,527,849	$4,375,345	$4,938,636
Borrowings	147,629	151,663	230,356
Total interest expense	$3,675,478	$4,527,008	$5,168,992

Net interest income	$11,992,329	$11,843,305	$11,227,927
Provision for Loan Losses	685,000	750,000	900,000
Net interest income after provision for
loan losses	$11,307,329	$11,093,305	$10,327,927

Noninterest Income
Service charges on deposit accounts	$1,052,341	$1,035,792	$1,240,526
Net gain on sales and call of securities	6,932	32,419	21,409
Other-than-temporary impairment of securities	(54,964)	- -	(561,549)
Less: Noncredit portion of OTTI impairment(a)	(4,964)	- -	(501,549)
Net other-than-temporary impairment	(50,000)	- -	(60,000)
Net gain on sales of loans	87,248	68,110	71,414
Income from bank-owned life insurance	296,078	291,941	281,695
ATM fee income	760,011	649,129	551,499
Other	343,644	326,783	389,438
Total noninterest income	$2,496,254	$2,404,174	$2,495,981

Noninterest Expenses
Salaries	$5,484,465	$5,414,782	$5,309,111
Occupancy	589,932	605,051	580,197
Equipment	469,358	533,777	570,763
FDIC deposit insurance	391,701	506,692	340,226
Net (gain) loss on sale of other real estate owned	(29,332)	(12,686)	6,207
Impairment - other real estate owned	105,000	75,905	- -
OREO expenses, net of rental income	174,316	68,972	64,432
Other	2,439,226	2,396,023	2,103,871
Total noninterest expense	$9,624,666	$9,588,516	$8,974,807

Income before income taxes	$4,178,917	$3,908,963	$3,849,101

Provision for income taxes	986,614	961,431	1,017,522

Net income	$3,192,303	$2,947,532	$2,831,579

Earnings Per Share, basic and diluted	$1.37	$1.25	$1.19
(a)Included in accumulated other comprehensive income.
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2011, 2010 and 2009
			Accumulated
			Other
			Compre-
			hensive	Compre-
	Common	Retained	Income	hensive
	Stock	Earnings	(Loss)	Income	Total

Balance at December 31, 2008	$1,195,490	$37,198,417	$(2,051,986)		$36,341,921
Comprehensive income:
Net income	- -	2,831,579	- -	$2,831,579	2,831,579
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($566,634)	- -	- -	1,099,936	1,099,936	1,099,936
Less: reclassification adjustment for gain on
sale of securities, net of tax of $7,279	- -	- -	(14,130)	(14,130)	(14,130)
Add: reclassification adjustment on securities
other than temporarily impaired,
net of tax of ($20,400)	- -	- -	39,600	39,600	39,600
Change in unfunded pension liability,
net of tax of ($285,252)	- -	- -	553,725	553,725	553,725
Total other comprehensive income				$1,679,131
Total comprehensive income				$4,510,710
Shares repurchased	(9,921)	(236,608)	- -		(246,529)
Cash dividends declared ($.68 per share)	- -	(1,616,509)	- -		(1,616,509)
Balance at December 31, 2009	$1,185,569	$38,176,879	$(372,855)		$38,989,593
Comprehensive income:
Net income	- -	2,947,532	- -	$2,947,532	2,947,532
Other comprehensive (loss), net of tax
Unrealized (losses) on securities available
for sale, net of tax of $119,131	- -	- -	(231,254)	(231,254)	(231,254)
Less: reclassification adjustment for gain on
on sale of securities, net of tax of $11,022	- -	- -	(21,397)	(21,397)	(21,397)
Change in unfunded pension liability, net
of tax of $114,180	- -	- -	(221,642)	(221,642)	(221,642)
Total other comprehensive (loss)				$(474,293)
Total comprehensive income				$2,473,239
Shares repurchased	(8,814)	(210,405)	- -		(219,219)
Cash dividends declared ($.68 per share)	- -	(1,606,028)	- -		(1,606,028)
Balance at December 31, 2010	$1,176,755	$39,307,978	$(847,148)		$39,637,585
Comprehensive income:
Net income	- -	3,192,303	- -	$3,192,303	3,192,303
Other comprehensive income, net of tax
Unrealized gains on securities available
for sale, net of tax of ($946,584)	- -	- -	1,837,486	1,837,486	1,837,486
Less: reclassification adjustment for gain on
sale of securities, net of tax of $2,357	- -	- -	(4,575)	(4,575)	(4,575)
Add: reclassification adjustment on securities
other than temporarily impaired,
net of tax of ($17,000)	- -	- -	33,000	33,000	33,000
Change in unfunded pension liability, net
of tax of $447,625	- -	- -	(868,921)	(868,921)	(868,921)
Total other comprehensive income				$996,990
Total comprehensive income				$4,189,293
Shares repurchased	(13,634)	(377,132)	- -		(390,766)
Cash dividends declared ($.68 per share)	- -	(1,590,265)	- -		(1,590,265)
Balance at December 31, 2011	$1,163,121	$40,532,884	$149,842		$41,845,847

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$3,192,303	$2,947,532	$2,831,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	524,391	592,302	612,667
Provision for loan losses	685,000	750,000	900,000
Net gain on sales of loans	(87,248)	(68,110)	(71,414)
Origination of loans held for sale	(5,029,704)	(4,436,359)	(5,589,945)
Proceeds from sales of loans	5,116,952	4,504,469	5,661,359
Net (gain) on sales and calls of securities	(6,932)	(32,419)	(21,409)
Other than temporary impairment of securities	50,000	- -	60,000
Impairment of other real estate owned	105,000	75,905	- -
Net (gain) loss on sale of other real estate owned	(29,332)	(12,686)	6,207
Net amortization of securities	324,239	272,952	203,327
Deferred tax (benefit)	(161,517)	(126,813)	(488,589)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	180,410	43,845	(117,921)
Decrease (increase) in other assets	(149,596)	12,955	(1,778,280)
(Decrease) in accrued interest payable	(278,276)	(68,407)	(199,500)
(Decrease) increase in accrued expenses
and other liabilities	469,832	(295,615)	271,265
Net cash provided by operating activities	$4,905,522	$4,159,551	$2,279,346

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales and calls	$24,700,000	$47,045,378	$22,815,000
Maturities and prepayments	9,926,251	10,904,031	8,814,224
Purchases	(33,933,379)	(74,540,110)	(53,462,121)
Redemption (purchase) of restricted securities	145,800	110,200	(28,300)
Improvements of other real estate owned	- -	- -	(6,814)
Net decrease (increase) in loans	(1,916,979)	10,961,979	(5,382,834)
Purchases of land, premises and equipment	(178,902)	(183,948)	(397,332)
Proceeds from sale of other real estate owned	293,400	219,500	385,000
Net cash (used in) investing activities	$(963,809)	$(5,482,970)	$(27,263,177)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Continued)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(6,391,201)	$9,192,067	$19,654,747
Net increase (decrease) in borrowings	860,523	(333,922)	(5,700,672)
Dividends paid	(1,590,265)	(1,606,028)	(1,616,509)
Repurchase of common stock	(390,766)	(219,219)	(246,529)
Net cash provided by (used in) financing activities	$(7,511,709)	$7,032,898	$12,091,037

Net increase (decrease) in cash and cash
equivalents	$(3,569,996)	$5,709,479	$(12,892,794)

Cash and Cash Equivalents
Beginning of year	22,744,382	17,034,903	29,927,697

End of year	$19,174,386	$22,744,382	$17,034,903

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$3,953,754	$4,595,415	$5,368,492

Income taxes	$875,000	$1,390,000	$1,355,000

Supplemental Disclosures of Noncash Investing
and Financing Activities
Other real estate acquired in settlement of loans	$4,383,901	$2,635,050	$500,000

Unrealized gains (losses) on available for sale
securities	$2,827,138	$(382,804)	$1,705,161

Minimum pension liability adjustment	$1,316,546	$335,822	$(838,977)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

Management has evaluated the impact of subsequent events on these consolidated financial statements through the date they were available to be issued.

Cash and Due from Banks, Interest-bearing Deposits in Banks, and Federal Funds Sold

Cash and due from banks include cash and balances due from correspondent banks which are deposited in both noninterest bearing and interest-bearing accounts and federal funds sold.  With the exception of certain FDIC-insured time deposits, all balances are readily available for use by the Company and its subsidiary.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 1.             Summary of Significant Accounting Policies  (continued)

The Company was required to have $190,000 and $139,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2011 and 2010. These deposits with the Federal Reserve Bank do not earn interest.

Securities

The Company classifies all investment securities as available for sale as of December 31, 2011 and 2010.  Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.  Other-than-temporary-impairment, deemed to be credit-related, is charged to earnings as realized losses.

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

Loans

The recorded investment in loans represents the principal amount outstanding, net of deferred origination costs, partial charge-offs, and nonaccrual interest applied to principal.  The deferred origination costs together with loan origination fees are recognized as an adjustment of the related loan yield using the interest method. Interest on accruing loans is credited to operations based on the principal amount outstanding. Management has the intent and ability to hold the loans for the foreseeable future or until maturity or payoff.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans and homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Troubled Debt Restructurings (TDRs)

Troubled Debt Restructurings occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status. As of December 31, 2011 and December 31, 2010, the Company had $472 thousand and $1.7 million respectively, in loans which had been modified as TDRs. The decline in TDRs year to year can be attributed to a restructured loan that became an in-substance foreclosure at September 30, 2011.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 1.       Summary of Significant Accounting Policies  (continued)

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve for inherent losses in the loan portfolio.  Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, when drawn upon, such as commitments and standby letters of credit.  Additions are made to the allowance through periodic provisions, which are charged to expense.

All losses of principal are charged against the allowance when incurred or when it is determined that the loan principal will either be entirely or partially uncollectable as a result of either cash payments and/or the liquidation of the loan's collateral. This methodology applies to all loan segments that are secured by collateral property. For commercial unsecured loans, the financial strength of the loan guarantors will be evaluated to determine what portion of the outstanding loan balance can be repaid. Any unrecoverable amount is charged-off. Unsecured consumer loans are charged-off after 60 days of non-payment. Subsequent recoveries, if any, are credited to the allowance.

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

The calculation of the general reserve involves several steps and covers non-classified loans and special mention loans.  A historical loss factor is applied to each loan classification.  The historical loss factor is referred to as the Historical Net Charge-off Ratio (HNCR). The HNCR is calculated by using an average of net charge-offs, by loan segment, for a rolling 36-month period and also includes any specific reserves that are assigned to any individual, impaired loans as though these amounts were charged-off.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects subjective elements (economic conditions, portfolio growth rate, portfolio management, credit policy, and others). This methodology is applied to the commercial, residential mortgage, and consumer portfolios and represents the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

At the time of foreclosure some properties may already be occupied by a tenant. In such instances and with other similar instances, management will decide to rent a property during the marketing period. Rental income collected is recorded as an offset to other real estate owned expenses. Depreciation expense, related to the value of the buildings and improvements, is recorded only for properties that are rented as these properties are not currently available for sale.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company files a consolidated Federal income tax return with the Bank. Federal income tax expense or benefit has been allocated to each on a separate return basis. The Commonwealth of Virginia has a Bank Franchise Tax in lieu of a state income tax. The Bank files a Bank Franchise Tax and the expense is recorded as noninterest expense.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 1.             Summary of Significant Accounting Policies  (continued)

Defined Benefit Pension Plan

The Company provides a noncontributory pension plan covering substantially all of the Company’s employees who are eligible based on age and length of service.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Comprehensive Income

Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale and changes in the net actuarial gain/loss on defined benefit pension plan. Accumulated other comprehensive income is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

  Advertising

Advertising costs are expensed as incurred.   Advertising expenses for the years ending December 31, 2011, 2010 and 2009 were $72,529, $72,687 and $71,995 respectively

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares and common stock equivalents outstanding. The Company has no dilutive or potentially dilutive common stock equivalents. For the years ending December 31, 2011, 2010 and 2009, the weighted-average common shares outstanding were 2,341,389, 2,363,947, and 2,380,366 respectively.

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

Reclassifications

  Certain reclassifications have been made to prior period balances to conform to the current year presentations.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 1.             Summary of Significant Accounting Policies  (continued)

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company filed its quarterly financial statements in the XBRL format with the filing of Form 10-Q for June 30, 2011.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 1.             Summary of Significant Accounting Policies  (continued)

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.”  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The Company has included the required disclosure in its consolidated financial statement notes.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has considered the new guidance and included the required disclosure in its consolidated financial statement notes.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 1.       Summary of Significant Accounting Policies  (continued)

Accounting Standards Not Yet Effective

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company has included the required disclosure in its consolidated financial statement notes.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated

Note 1.	Summary of Significant Accounting Policies (continued)

other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 2.             Securities

  The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$8,003,857	$35,243	$(1,350)	$8,037,750
State and municipal	31,029,220	1,518,502	(19,384)	32,528,338
Agency mortgage-backed	40,455,753	1,271,899	(16,456)	41,711,196
Non-agency mortgage-backed	1,647,598	-	(247,928)	1,399,670
Corporate	752,925	81,915	- -	834,840
	$81,889,353	$2,907,559	$(285,118)	$84,511,794

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government
and federal agency	$16,760,317	$35,511	$(90,553)	$16,705,275
State and municipal	29,141,849	208,838	(646,328)	28,704,359
Agency mortgage-backed	33,827,794	629,438	(198,402)	34,258,830
Non-agency mortgage-backed	2,466,113	1,047	(192,119)	2,275,041
Corporate	753,459	47,871	- -	801,330
	$82,949,532	$922,705	$(1,127,402)	$82,744,835

Securities having carrying values of $26,269,749 and $27,828,340 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required by law.

U.S. Government and Federal Agency securities consist of debt obligations of the U.S. Government or of its designated agencies including Federal Farm Credit Bank (FFCB), Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), and the Federal National Mortgage Association (FNMA).  At December 31, 2011, the Company held debt securities for FNMA, FHLB, and the FHLMC.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

	Amortized	Fair
	Cost	Value

Maturing within one year	$2,398,794	$2,426,429
Maturing after one year through five years	5,598,224	5,713,309
Maturing after five years through ten years	6,374,564	6,694,312
Maturing after ten years	25,414,420	26,566,877
Agency mortgage-backed securities	40,455,753	41,711,196
Non-agency mortgage-backed securities	1,647,598	1,399,670
	$81,889,353	$84,511,794

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2011	Value	(Loss)	Value	(Loss)
	(In thousands)
U.S. Government
and federal agency	$999	$(1)	$ - -	$ - -
State and municipal	1,397	(15)	503	(4)
Agency mortgage-backed	4,897	(16)	- -	- -
Non-agency mortgage-backed	569	(3)	830	(245)
Total temporarily
impaired securities	$7,862	$(36)	$1,333	$(249)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009
Note 2.  Securities  (continued)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
2010	Value	(Loss)	Value	(Loss)
	(In thousands)
U.S. Government
and federal agency	$10,412	$(91)	$ - -	$ - -
State and municipal	16,916	(619)	348	(27)
Agency mortgage-backed	10,408	(198)	- -	- -
Non-agency mortgage-backed	695	(6)	1,291	(186)
Total temporarily
impaired securities	$38,431	$(914)	$1,639	$(213)

The unrealized losses in the investment portfolio as of December 31, 2011 are considered temporary and are a result of general market fluctuations.  The unrealized losses are from 20 securities, of which 16 securities are rated as investment grade and are backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States.  The Company’s investment policy requires that a below investment grade security be monitored by Management but the investment policy does not require that the security be sold simply because it has fallen to below investment grade.

Impaired Securities

The Company and the Bank own five non-agency collateralized mortgage obligation (CMO) securities in the investment portfolio. At December 31, 2011, four of the five CMOs were rated below investment grade, with three of the securities downgraded to below investment grade prior to December 31, 2009.  The Company’s investment policy does not regard a post-purchase credit rating downgrade as the sole determining factor whether or not the Company or the Bank should sell a downgraded security. The policy requires that management perform quarterly, credit profile reviews on a below investment-grade security and the results reported to and reviewed by the board of directors.

The credit profile review process includes an analysis of the performance of the loans that collateralize the securities from the inception of the security to a present date. Based upon the delinquency and default performance of each security’s mortgages, this data is used in a stress-testing model to project the likelihood of possible credit losses occurring in the future. If the results of the stress test indicate that a loss is imminent, within the next 12 months or less, then management is likely to recommend that a loss be recorded for the permanent impairment of the security. Due to the large number of factors incorporated in the stress test model and the likelihood that these factors could vary significantly from where they are today, projections of loss beyond a 12-month period could be misleading. The recording of an impairment loss would result in a charge to current earnings in the period when the impairment is determined. There was a $60 thousand impairment recorded during the year ended December 31, 2009 and a $50 thousand impairment recorded during 2011.   No additional impairment was required during 2010.

Analysis performed in the first and third quarters of 2011 indicated no additional impairment was needed for the non-agency CMO securities.   In the second quarter of 2011, the Company recorded a $40 thousand impairment related to the projected loss results shown by the analysis model.   During the fourth quarter of 2011, the Company recorded an additional impairment of $10 thousand, attributed to the earlier than expected date of first loss on one of the non-agency CMO securities.    At December 31, 2011, the fair value of the non-agency CMOs were $1.4 million and this total represented 1.66% of the total $84.5 million investment portfolio, exclusive of restricted securities.

Note 2.      Securities  (continued)

Management has reported that all five non-agency securities made monthly principal and interest payments during all of 2011.

A roll-forward of the OTTI amount related to credit losses on debt securities for the year ended December 31, 2011 is as follows:

(in thousands)

Credit losses recognized in earnings, beginning of period	$60

Recognition of credit losses for which an OTTI was not previously recognized	50

Credit losses recognized in earnings, end of period	$110

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

Management has positioned the investment portfolio to take advantage of not only the current investment environment but also the investment opportunities that will exist as market interest rates rise.  As a result of this strategy, it is possible to see an increase in the number of securities that are called by the issuer, prior to maturity.  For the years ended December 31, 2011, 2010 and 2009, proceeds from the sales and calls of securities amounted to $24,700,000 $47,045,378 and $22,815,000 respectively.  Gross realized gains for the years ended December 31, 2010, 2009 and 2008 were $6,932, $32,419 and $21,409, respectively.

Restricted securities consist of required investments in Federal Home Loan Bank stock, Federal Reserve Bank stock and Community Banker’s Bank stock. No ready market exists for these stocks, and there is no quoted market value.   Therefore the stock is carried at cost.

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $777,000 at December 31, 2011.   FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Restricted securities totaled $933 thousand at December 31, 2011 and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and the Community Bankers’ Bank.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.      Loans

A summary of the year-end loan balances by class:

	December 31,
	2011	2010
	(In thousands)
Residential Real Estate
1-4 family	$86,073	$92,520
Home equity	13,068	10,816
Commercial Real Estate
Owner occupied	23,203	23,884
Non-owner occupied	29,595	28,597
Farmland	9,782	8,787
Construction	15,939	12,943
Total real estate	177,660	177,547

Commercial & industrial loans	13,700	14,500
Consumer loans	8,355	10,636
Total loans	$199,715	$202,683

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

Residential real estate loans, including home equity loans and lines of credit, are subject to underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, debt-to-income ratios, credit history, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.   The Company tracks the concentrations in 1-4 family loans secured by a first deed of trust and home equity loans and lines of credit separately.  While many of the statutory requirements are for the protection of the consumer, underwriting standards aid at mitigating the risks to the Company by setting acceptable loan-approval standards that marginal borrowers may not meet. Additional risk mitigating factors include: residential real estate typically serves as a borrower’s primary residence which encourages timely payments and the avoidance of foreclosure, the average dollar amount of a loan is typically less than that of a commercial real estate loan, and there are a large number of loans which help to diversify the risk potential.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 43.95% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

Farmland loans are subject to underwriting standards and processes similar to commercial real estate loans. The loans are considered primarily on the borrower’s ability to make payments originating primarily from the cash flow of the business and secondarily as loans secured by real estate.

With respect to construction, land and land development loans that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten with independent appraisal reviews, lease rates and financial analysis of the borrowers. Construction loans are generally based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.             Loans  (continued)

ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis.   In addition, the Company engages an independent company to review all loan relationships over $250 thousand.  Results of these reviews are presented to management, the Audit and Risk Management Committee and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credits

Most of the Company’s lending activity occurs within the Commonwealth of Virginia, more specifically within the South-Central Virginia markets that include Richmond. The majority of the Company’s loan portfolio consists of residential and commercial real estate loans. A substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market. As of December 31, 2011, there were no concentrations of commercial loans related to any individual purpose that was in excess of 6.18% of total loans.

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.             Loans  (continued)

Activity in related party loans during 2011 is presented in the following table:

(Dollars in thousands)

Balance outstanding at December 31, 2010	$4,318
Principal additions	3,583
Principal reductions	(758)
Balance outstanding at December 31, 2011	$7,143

Nonaccrual and Past Due Loans

All loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the contractual terms of the underlying loan agreement. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Aging and nonaccrual loans, by individual loan class, as of December 31, 2011 and 2010 were as follows:

	Loans	Loans				Accruing Loans
	30 - 89 Days	Loans 90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual
At December 31, 2011	Past Due	Past Due	Loans	Loans	Loans	Loans	Loans
Residential Real Estate:	(In thousands)
1-4 family	$1,698	$1,017	$2,715	$83,358	$86,073	$-	$1,170
Home equity	86	49	135	12,933	13,068	-	49
Commercial Real Estate
Owner occupied	7	13	20	23,183	23,203		13
Non-owner occupied	-	468	468	29,127	29,595		468
Farmland	-	5	5	9,777	9,782	-	5
Construction	94	214	308	15,631	15,939	-	214
Total real estate	1,885	1,766	3,651	174,009	177,660	0	1,919
Commercial and industrial	27	118	145	13,555	13,700	0	118
Consumer	115	20	135	8,220	8,355	-	49

Total loans	$2,027	$1,904	$3,931	$195,784	$199,715	$-	$2,086

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.             Loans(continued)

	Loans	Loans				Accruing Loans
	30 - 89 Days	Loans 90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual
At December 31, 2010	Past Due	Past Due	Loans	Loans	Loans	Loans	Loans
Residential Real Estate:	(In thousands)
1-4 family	$3,347	$789	$4,136	$88,384	$92,520	$28	$1,788
Home equity	30	49	79	10,737	10,816	-	49
Commercial Real Estate
Owner occupied	60	636	696	23,188	23,884		637
Non-owner occupied	58	815	873	27,724	28,597		815
Farmland	-	11	11	8,776	8,787	-	10
Construction	195	182	377	12,566	12,943	-	182
Total real estate	3,690	2,482	6,172	171,375	177,547	28	3,481
Commercial and industrial	320	316	636	13,864	14,500	89	302
Consumer	96	38	134	10,502	10,636	-	53

Total loans	$4,106	$2,836	$6,942	$195,741	$202,683	$117	$3,836

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.             Loans  (continued)

Impaired loans, by class, as of December 31, 2011 are shown in the table below:

	Loans
	Unpaid Contractual	Total		Average	Interest
With no related allowance	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
Residential Real Estate:	(In thousands)
1-4 family	$-	$-	$-	$-	$-
Home equity	301	300	-	300	10
Commercial Real Estate:
Owner occupied	43	13	-	101	10
Non-owner occupied	85	35	-	41	5
Farmland	1,382	1,377	-	1,381	104
Construction	307	302	-	330	23
Commercial and industrial	282	279	-	280	8
Consumer installment	-	-	-	-	-
Total loans	$2,400	$2,306	$-	$2,433	$160
With an allowance recorded
Residential Real Estate:
1-4 family	$176	$168	$88	$304	$21
Home equity	50	49	4	49	2
Commercial Real Estate:
Owner occupied	-	-	-	-	-
Non-owner occupied	446	427	14	442	35
Farmland	-	-	-	-	-
Construction	127	125	38	127	10
Commercial and industrial	14	11	5	13	1
Consumer installment	-	-	-	-	-
Total loans	$813	$780	$149	$935	$69
Total impaired loans
Residential Real Estate:
1-4 family	$176	$168	$88	$304	$21
Home equity	351	349	4	349	12
Commercial Real Estate:
Owner occupied	43	13	-	101	10
Non-owner occupied	531	462	14	483	40
Farmland	1,382	1,377	-	1,381	104
Construction	434	427	38	457	33
Commercial and industrial	296	290	5	293	9
Consumer installment	-	-	-	-	-
Total loans	$3,213	$3,086	$149	$3,368	$229

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.             Loans(continued)

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

The Company considers troubled debt restructurings to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosure above are two loans totaling $472 thousand that are considered to be troubled debt restructurings as of December 31, 2011. Any loan that is considered to be a TDR is specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing as of December 31, 2011 (dollars in thousands):

Twelve Months Ended
December 31, 2011

		Pre	Post
	Number of	Modification	Modification
	Loans	Balance	Balance
Real estate loans:
1-4 family	1	$172	$172
Home equity	1	300	300
Commercial real estate loans:
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Farmland	-	-	-
Construction	-	-	-
Total real estate loans	2	$472	$472

Commercial and industrial	-	-	-
Consumer	-	-	-

Total loans	2	$472	$472

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009
Note 3.             Loans(continued)

Troubled Debt Restructurings, by class, that were modified during the last twelve months and that have gone into default under the restructured loan terms during the twelve months ended December 31, 2011 (dollars in thousands):

Twelve months ended
December 31, 2011
	Number	Defaulted
	of Loans	Balance
Real estate loans:
1-4 family	-	$-
Home equity	-	-
Commercial real estate loans:
Owner occupied	-	-
Non-owner occupied	1	1,337
Farmland	-	-
Construction	-	-
Total real estate loans	1	$1,337

Commercial and industrial	-	-
Consumer	-	-

Total loans	1	$1,337

The restructured loan, shown in the TDR default table above was originally granted a payment concession that provided for monthly, interest-only payments. The loan became an in-substance foreclosure at September 30, 2011.

Credit Quality

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Grade 3 – “Standard” This grade includes loans to borrowers which have historically demonstrated an above adequate capacity to repay forecasted principal and interest charges, with debt service coverage of 1.20 times based on at least two years of historical earnings. Borrowers have inherent, definable weaknesses; however, the weaknesses are not necessarily uncommon to a particular business, loan type or industry. Changes in economic circumstances could have non-material immediate repercussions on the borrowers’ financial condition. Collateral support is deemed to be satisfactory based on appropriate discount factoring to allow a recovery sufficient to pay-off the debt. Collateral could be reasonably collected and/or liquidated in the general market. Additional collateral may be deemed an abundance of caution. Earnings are generally positive, subject to influences of current market conditions and distributions are reasonable in relation to the overall financial picture of the company. Guarantor support is deemed to be marginal as evidenced by personal assets, which probably could not support the business in full, if needed.

Grade 4 – “Acceptable” This grade includes loans to borrowers that will have inherent, definable weaknesses, however these weaknesses are not necessarily uncommon to a particular business, loan type, or industry. Economic changes could have negative repercussions on the financial condition. Borrowers overall financial position would indicate financing in the market is feasible, at rates and terms typical of current market conditions. Debt service coverage is deemed acceptable at 1.00 to 1.19 times on a combined basis for at least two years of historical earnings. Borrowers exhibit moderately high to high levels of leverage as noted against policy. Tangible net worth is marginally positive or even showing signs of a deficit net worth. Collateral support is deemed to be acceptable or even marginal, but not strong based on appropriate discounting, asset quality may be questionable given specific nature of assets, often secondary non-business assets are required. Earnings are marginally positive or a trend of negative earnings is identified and distributions are considered to be in excess of reasonableness. Guarantor support is deemed to be marginal as evidenced by personal assets, which probably could not support the business in full, if needed. Repayment history also shows a discernable level of delinquent payments.

Grade 5 – This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.

Grades 6 – This grade is for “Special Mention” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

Grade 7 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest may or may not have been stopped. This grade also includes loans where interest is more than 120 days past due and not fully secured and loans where a specific valuation allowance may be necessary, but does not exceed 30% of the principal balance.

Grade 8 – This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

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

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 3.             Loans  (continued)

The following table presents credit quality by loan class as December 31, 2011:

			Special
At December 31, 2011	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$77,397	$4,792	$1,312	$2,572	$-	$-	$86,073
Home equity	12,139	537	43	349	-	-	13,068
Commercial Real Estate:
Owner occupied	20,722	1,167	1,301	13	-	-	23,203
Non-owner occupied	27,578	1,495	60	462	-	-	29,595
Farmland	7,314	519	571	1,378	-	-	9,782
Construction	14,674	493	346	354	72	-	15,939
Total real estate loans	159,824	9,003	3,633	5,128	72	-	177,660
Commercial and industrial	10,570	1,448	1,392	290	-	-	13,700
Consumer	8,255	19	7	74	-	-	8,355

Total loans	$178,649	$10,470	$5,032	$5,492	$72	$-	$199,715

The following table presents credit quality by loan class as December 31, 2010:

			Special
At December 31, 2010	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$86,147	$1,428	$1,233	$3,662	$50	$-	$92,520
Home equity	10,219	205	43	349	-	-	10,816
Commercial Real Estate:
Owner occupied	21,410	1,058	759	536	121	-	23,884
Non-owner occupied	25,438	848	1,438	873	-	-	28,597
Farmland	7,230	-	-	1,557	-	-	8,787
Construction	12,236	72	163	472	-	-	12,943
Total real estate loans	162,680	3,611	3,636	7,449	171	-	177,547
Commercial and industrial	11,491	2,505	111	319	74	-	14,500
Consumer	10,524	12	12	88	-	-	10,636

Total loans	$184,695	$6,128	$3,759	$7,856	$245	$-	$202,683

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 4.             Allowance for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by loan segment and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 4.             Allowance for Loan Losses  (continued)

The following table details activity in the allowance for possible loan losses by portfolio segment for the year ended December 31, 2011 (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
2011
Beginning balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Provision for possible losses	323	288	(1)	(131)	11	61	134	685
Charge-offs	(337)	(276)	-	(31)	(25)	(81)	-	(750)
Recoveries	38	-	-	170	18	23	-	249
Net charge-offs	(299)	(276)	-	139	(7)	(58)	-	(501)
Ending balance	$900	$547	$24	$211	$228	$59	$383	$2,352

Period-end amount allocated to:
Loans individually evaluated
for impairment	$92	$14	$-	$38	$5	$-	$-	$149
Loans collectively evaluated
for impairment	808	533	24	173	223	59	383	2,203
Ending balance	$900	$547	$24	$211	$228	$59	$383	$2,352

Total Loans	$99,141	$52,798	$9,782	$15,939	$13,700	$8,355	$-	$199,715

Loans individually evaluated
for impairment	517	475	1,377	427	290	-	-	3,086
Loans collectively evaluated
for impairment	98,624	52,323	8,405	15,512	13,410	8,355	-	196,629

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 4.             Allowance for Loan Losses  (continued)

The following table details activity in the allowance for possible loan losses by portfolio segment for the year ended December 31, 2010 (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 4.             Allowance for Loan Losses  (continued)

An analysis of the allowance for loan losses for 2009 follows:

Year Ended
December 31, 2009
(In thousands)

Balance, beginning	$2,167
Provision for loan losses	900
Loans charged-off	(449)
Recoveries of loans previously
charged-off	55
Balance, ending	$2,673

Note 5.              Other Real Estate Owned

An analysis of other real estate owned follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$3,425	$1,073
Additions	4,384	2,635
Disposals	(264)	(207)
Valuation Allowance	(105)	(76)
Accumulated depreciation	(10)	-
Balance at end of year	$7,430	$3,425

Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss (gain) on sales of
real estate	$(29)	$(13)	$6
Impairment - other real
estate owned	105	76	-
Depreciation expense	10	-	-
Operating expenses, net of
rental income	165	70	64
	$251	$133	$70

Note 6.             Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2011	2010
	(In thousands)

Land	$1,753	$1,753
Buildings	8,021	7,946
Furniture, fixtures and equipment	4,092	4,039
	$13,866	$13,738
Accumulated depreciation	(7,076)	(6,602)
	$6,790	$7,136

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 totaled $524,391, $592,302, and $612,667, respectively.

All branch locations are owned by the Bank except the Chesterfield branch.

The Chesterfield branch is under a lease agreement for five years renewable for five additional terms of five years each.   The current lease term is scheduled to end April 30, 2014.

The Bank installed one remote ATM in 2008 located at 200 North Main Street in Farmville, Virginia.  The lease is a five year lease with an option to renew for another five-year term.

All leases are classified as operating leases.  Pursuant to the terms of the lease agreements, future minimum rent commitments are as follows:

2012	$46,509
2013	47,439
2014	15,970
$109,918

Note 7.             Deposits

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 were $46,493,616 and $55,119,932, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 7.             Deposits   (continued)

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(In thousands)
2012	$54,615
2013	22,731
2014	16,319
2015	10,202
2016	12,950
$116,817

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $41,495 and $53,309, respectively.

At December 31, 2011 and 2010, total deposits for related parties amounted to $3,838,000 and $4,221,000, respectively.

Note 8.	FHLB Advances

At December 31, 2011 and 2010 the Bank had outstanding advances totaling $5,000,000 with the Federal Home Loan Bank of Atlanta, detailed below.

	December 31,
	2011	2010
	(In thousands)
Two-year fixed rate hybrid advance at 1.93%
maturing October 11, 2013	$5,000	$-
Five-year/ two-year convertible advance at 2.47%
maturing February 5, 2013	-	5,000
	$5,000	$5,000

Note 9.             Other Borrowings

Other borrowings include commercial customer deposit balances that are invested overnight into an investment sweeps product.  The balances held in this deposit-alternative investment vehicle are not insured by the FDIC; however, the Bank pledges U.S. government securities sufficient to cover the balances held in these accounts.

The Bank also has available credit facilities with several correspondent banks totaling $58,499,073 at December 31, 2011.

Note 10.           Off-Balance Sheet Arrangements, Commitments, Guarantees and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 10.           Off-Balance Sheet Arrangements, Commitments, Guarantees and Contingencies  (continued)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2011 and 2010, the following financial instruments were outstanding:

	2011	2010
	(In thousands)

Commitments to extend credit	$22,911	$23,489
Standby letters of credit	1,328	671

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

Credit Card Guarantees

The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2011, the guarantees totaled $2.8 thousand.

  Change of Control Agreements

The Company has change-in-control agreements with certain executive officers. The agreements provide for the continuity of base salary and entitle each named executive officer to participate in the incentive, savings, and retirement benefits and payments in the event of the termination of employment following a change-in-control. If employment terminates without “cause”, for “good reason”, or during the “window period” (as these terms are defined in the agreements), the executive will be entitled to receive a lump sum payment of one and one-half times base salary and the continuation of employee welfare benefits for 24 months following the date of termination.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 11.           Income Taxes

The Company files income tax returns with the U.S. Federal government and the Commonwealth of Virginia.  With few exceptions, the Company is no longer subject to U.S. Federal income and state tax examinations by tax authorities for years prior to 2008.

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2011	2010	2009

Current tax expense	$1,148,131	$1,088,244	$1,506,111
Deferred tax (benefit)	(161,517)	(126,813)	(488,589)
	$986,614	$961,431	$1,017,522

The reasons for the differences between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2011	2010	2009

Computed "expected" tax expense	$1,420,831	$1,329,047	$1,308,694
Tax-exempt income	(435,101)	(366,677)	(287,860)
Other, net	884	(939)	(3,312)
	$986,614	$961,431	$1,017,522

The Bank is subject to a Bank Franchise Tax that is imposed by the Commonwealth of Virginia.  The Bank Franchise Tax is not an income tax and as such the tax cost is included in other noninterest expense.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 11.           Income Taxes  (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$711,873	$619,769
Nonaccrual loan interest	61,586	107,577
Intangible assets	13,066	13,066
Accrued pension	837,439	380,619
OREO expenses	62,672	34,050
Impairment - other real estate owned	61,508	25,808
Other than temporary impairment on
securities	37,400	20,400
Deferred tax assets	$1,785,544	$1,201,289

Deferred tax liabilities:
Deferred loan costs	$67,845	$111,041
Depreciation	169,021	148,974
Unrealized gain on securities
available for sale	891,630	69,597
Discount accretion on securities	17,727	19,465
Deferred tax liabilities	$1,146,223	$349,077
Net deferred tax assets	$639,321	$852,212

Note 12.            Employee Benefit Plans

The Company offers a number of benefit plans to its employees.  Among them are a 401(k) plan and a defined benefit plan, which are described below:

401(k) Plan

The Company offers a 401(k) plan for the benefit of all employees who have attained the age of 18 and completed three months of continuous service.  The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the Company to make discretionary contributions to the plan in such amounts as the Board of Directors may determine to be appropriate.  The Company presently makes matching contributions equal to 50% of the first six percent of an employee’s compensation contributed to the plan.  Contributions made to the plan by the Company for the years ended December 31, 2011, 2010, and 2009 were $82,031, $83,255, and $81,940, respectively.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering all employees who meet eligibility requirements.  To be eligible, an employee must be 20.5 years of age and have completed six months of eligibility service.  The plan provides benefits based on the participant’s years of service and five year average final compensation.  At a minimum, our funding policy is to make annual contributions as permitted or required by regulations.  For the year ended December 31, 2011, the Company made a cash contribution totaling $224,760.  Contributions for the years ended December 31, 2010 and 2009 were $202,283 and $100,000, respectively.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 12.     Employee Benefit Plans  (continued)

Additional information regarding the Company’s pension plan is presented below in accordance with ASC 715-30-25 for all years.  The measurement date used for the pension disclosure is December 31.

	Years Ended December 31,
	2011	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning	$5,205,633	$4,421,174	$4,149,218
Service cost	301,450	275,577	301,203
Interest cost	284,240	264,116	247,812
Actuarial (gain)/loss	1,009,950	425,078	(253,587)
Benefits paid	(26,946)	(180,312)	(23,472)
Benefit obligation, ending	$6,774,327	$5,205,633	$4,421,174

Change in Plan Assets
Fair value of plan assets, beginning	$4,086,167	$3,663,314	$2,805,310
Actual return on plan assets	27,288	400,882	781,476
Employer contributions	224,760	202,283	100,000
Benefits paid	(26,946)	(180,312)	(23,472)
Fair value of plan assets, ending	$4,311,269	$4,086,167	$3,663,314

Funded Status at the end of year	$(2,463,058)	$(1,119,466)	$(757,860)

Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net actuarial loss	$3,437,467	$2,217,857	$1,978,971
Prior service cost	(1,042,060)	(1,138,996)	(1,235,932)
Deferred taxes	(814,438)	(366,813)	(252,633)
Net amount recognized	$1,580,969	$712,048	$490,406

The accumulated benefit obligation for the defined benefit pension plan was $5,921,370, $4,398,057 and $3,838,055 at December 31, 2011, 2010 and 2009, respectively.

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 12.      Employee Benefit Plans  (continued)

	Years Ended December 31,
	2011	2010	2009
Components of Net Periodic Benefit Cost

Service cost	$301,450	$275,577	$301,203
Interest cost	284,240	264,116	247,812
Expected return on plan assets	(323,900)	(291,533)	(222,911)
Amortization of prior service cost	(96,936)	(96,936)	(96,936)
Recognized net actuarial loss	86,952	76,843	123,761
Net periodic benefit cost	$251,806	$228,067	$352,929

Other Changes in Plan Assets and Benefit Obligations
Recognized in Accumulated Other Comprehensive (Income) / Loss
Net actuarial (gain) / loss	$1,219,610	$238,886	$(935,913)
Amortization of prior service cost	96,936	96,936	96,936
Total recognized in accumulated other
comprehensive (income) / loss	$1,316,546	$335,822	$(838,977)

Total Recognized in Net Pension Benefit Cost and Other Comprehensive (Income) / Loss	$1,568,352	$563,889	$(486,048)

  The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2011	2010	2009

Discount rate	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 12.      Employee Benefit Plans  (continued)

  The weighted-average assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2011	2010	2009

Discount rate	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations as December 31, 2011 and 2010, by asset category are as follows:

	2011	2010
Asset Category
Mutual funds - fixed income	49%	45%
Mutual funds - equity	46%	50%
Other	5%	5%
Total	100%	100%

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 12.      Employee Benefit Plans  (continued)

actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2011 and 2010:

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$215,563	$-	$-	$215,563
Mutual funds - equity	1,983,184	-	-	1,983,184
Mutual funds - fixed income	2,112,522	-	-	2,112,522

Total assets at fair value	$4,311,269	$-	$-	$4,311,269

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$204,308	$-	$-	$204,308
Mutual funds - equity	2,043,084	-	-	2,043,084
Mutual funds - fixed income	1,838,775	-	-	1,838,775

Total assets at fair value	$4,086,167	$-	$-	$4,086,167

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $250,000 to its pension plan in 2012.

Estimated future benefit payments, which reflect expected future service as appropriate, are as follows:

2012	$82,912
2013	93,831
2014	155,634
2015	158,758
2016	158,520
2017-2021	1,015,783
$1,665,438

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 13.            Other Expenses

The principal components of other expenses in the statements of income are:

	2011	2010	2009

Accounting and audit fees	$169,352	$196,064	$194,757
ATM expense	203,971	224,292	194,334
Bank franchise tax	241,178	249,023	231,085
Directors fees	146,100	135,900	112,750
Data processing services	436,499	321,475	223,664
Internet banking expense	124,091	106,217	94,441
Legal fees	78,373	76,213	52,488
Marketing	72,529	72,687	71,995
Software	89,839	130,002	127,483
Stationery and supplies	146,675	148,972	152,434
Telephone	83,857	81,538	93,658
Other (includes no items
in excess of 1% of total
revenues)	646,762	653,640	554,782
	$2,439,226	$2,396,023	$2,103,871

(Remainder of this page is left blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

(Capital ratio tables continued on next page.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 14.           Regulatory Matters  (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amount in thousands)
As of December 31, 2011:
Total Capital to Risk-
Weighted Assets
Consolidated	$44,048	22.1%	$15,984	8.0%	N/A
Bank	$38,639	19.4%	$15,948	8.0%	$19,935	10.0%
Tier 1 Capital to Risk-
Weighted Assets
Consolidated	$41,696	20.9%	$7,992	4.0%	N/A
Bank	$36,287	18.2%	$7,974	4.0%	$11,961	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$41,696	12.7%	$13,070	4.0%	N/A
Bank	$36,287	11.3%	$12,846	4.0%	$16,057	5.0%

As of December 31, 2010:
Total Capital to Risk-
Weighted Assets
Consolidated	$42,653	21.7%	$15,701	8.0%	N/A
Bank	$36,734	18.9%	$15,587	8.0%	$19,483	10.0%
Tier 1 Capital to Risk-
Weighted Assets
Consolidated	$40,485	20.6%	$7,850	4.0%	N/A
Bank	$34,566	17.7%	$7,793	4.0%	$11,690	6.0%
Tier 1 Capital to
Average Assets
Consolidated	$40,485	12.2%	$13,253	4.0%	N/A
Bank	$34,566	10.6%	$13,017	4.0%	$16,272	5.0%

  Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends it may pay without prior regulatory approval.   The Bank normally restricts dividends to a lesser amount.   At December 31, 2011, retained earnings of approximately $4,486,571 were available for the payment of dividends without prior regulatory approval.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

Bank owned life insurance: The carrying amounts of bank-owned life insurance approximate fair value.

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 15.           Fair Value Measurements  (continued)

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$19,174	$19,174	$22,744	$22,744
Securities available for sale	84,512	84,512	82,745	82,745
Loans	197,363	210,840	200,515	215,132
Accrued interest receivable	1,635	1,635	1,816	1,816
Bank owned life insurance	8,446	8,446	8,150	8,150

Financial liabilities:
Deposits	$271,597	$273,220	$277,988	$279,598
Other borrowings	11,009	11,168	10,149	10,346
Accrued interest payable	608	608	887	887

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
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Note 15.           Fair Value Measurements  (continued)

●	Level 3	Inputs to the valuation methodology are unobservable and significant to the fairvalue measurement.

                           The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$8,038	$-	$8,038	$-
State and municipal	32,528	-	32,528	-
Agency mortgage-backed	41,711	-	41,711	-
Non-agency mortgage-backed	1,400	-	1,400	-
Corporate	835	-	835	-

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$16,705	$-	$16,705	$-
State and municipal	28,704	-	28,704	-
Agency mortgage-backed	34,259	-	34,259	-
Non-agency mortgage-backed	2,275	-	2,275	-
Corporate	801	-	801	-

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$631	$-	$631	$-
valuation allowance
Other real estate owned	$7,430	$-	$7,430	$-

		Carrying value at December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$1,208	$-	$1,043	$165
valuation allowance
Other real estate owned	$3,425	$-	$2,925	$500

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

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

(Statements shown on next two pages)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Condensed Parent Company Financials

Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010

Cash	$603,120	$1,214,054
Investment in subsidiary	36,236,525	33,700,661
Securities available for sale at fair market value	5,011,684	4,750,025
Other assets	431,559	393,256

Total assets	$42,282,888	$40,057,996

Liabilities and Stockholders' Equity

Other liabilities	$437,041	$420,411
Stockholders' equity	41,845,847	39,637,585

Total liabilities and stockholders' equity	$42,282,888	$40,057,996

Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Dividends from subsidiary	$1,600,000	$1,600,000	$1,600,000
Interest income on investments	206,940	223,507	240,874
Total Interest Income	1,806,940	1,823,507	1,840,874

Noninterest expense - other	$465,478	$445,119	$408,864

Income before income taxes	$1,341,462	$1,378,388	$1,432,010
Allocated income tax benefit	129,637	112,210	90,535
Income before equity in undistributed
earnings of subsidiary	$1,471,099	$1,490,598	$1,522,545

Equity in undistributed earnings of subsidiary	1,721,204	1,456,934	1,309,034
Net income	$3,192,303	$2,947,532	$2,831,579

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements for December 31, 2011, 2010, and 2009

Condensed Parent Company Financials

Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$3,192,303	$2,947,532	$2,831,579
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,721,204)	(1,456,934)	(1,309,034)
Net amortization of securities	40	5,425	11,711
Changes in other assets and liabilities:
(Increase) in other assets	(132,229)	(108,895)	(89,619)
Increase (decrease) in other liabilities	16,630	(21,151)	3,449
Net cash provided by operating activities	$1,355,540	$1,365,977	$1,448,086

Cash Flows from Investing Activities
Purchases of securities	$(487,403)	$(967,930)	$(1,050,990)
Calls and prepayments of securities	501,960	1,590,263	1,811,858
Net cash provided by investing activities	$14,557	$622,333	$760,868

Cash Flows from Financing Activities
Repurchase of common stock	$(390,766)	$(219,219)	$(246,529)
Dividends paid	(1,590,265)	(1,606,028)	(1,616,509)
Net cash (used in) financing activities	$(1,981,031)	$(1,825,247)	$(1,863,038)

Increase (decrease) in cash and cash equivalents	$(610,934)	$163,063	$345,916

Cash and Cash Equivalents
Beginning of year	1,214,054	1,050,991	705,075

End of year	$603,120	$1,214,054	$1,050,991

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.

Date:	March 29, 2012	By:	/s/ Joseph D. Borgerding.
Joseph D. Borgerding
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Borgerding	President and Chief Executive Officer	March 29, 2012
Joseph D. Borgerding	and Director (principal executive officer)
/s/ Geoffrey C. Warner	Senior Vice President and	March 29, 2012
Geoffrey C. Warner	Interim Chief Financial Officer (principal financial and accounting officer)
/s/ Frank P. Beale	Director	March 29, 2012
Frank P. Beale
/s/ William D. Coleburn	Director	March 29, 2012
William D. Coleburn
/s/ Roy C. Jenkins, Jr.	Director	March 29, 2012
Roy C. Jenkins, Jr.
/s/ Joseph F. Morrissette	Director	March 29, 2012
Joseph F. Morrissette
/s/ E. Walter Newman, Jr.	Director	March 29, 2012
E. Walter Newman, Jr.

Signature	Title	Date
/s/ Charles F. Parker, Jr.	Director	March 29, 2012
Charles F. Parker, Jr.
/s/ Timothy R. Tharpe	Director	March 29, 2012
Timothy R. Tharpe
/s/ Jo Anne Scott Webb	Director	March 29, 2012
Jo Anne Scott Webb
/s/ Samuel H. West	Director	March 29, 2012
Samuel H. West
/s/ Jerome A. Wilson, III	Director	March 29, 2012
Jerome A. Wilson, III

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (restated in electronic format only through June 10, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed April 1, 2005).

3.2	Amended Bylaws of the Company, restated in electronic format as of June 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 30, 2006).

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

10.3	Offer letter entered into by the Company with Geoffrey C. Warner, Interim Chief Financial Officer.

21.1	Subsidiary of the Company (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Statement of Principal Executive Officer pursuant to 18 U.S.C. §1350 (filed herewith).

32.2	Statement of Principal Financial Officer pursuant to 18 U.S.C. §1350 (filed herewith).