Form 10-Q
period 2012-03-31
CITIZENS BANCORP OF VIRGINIA INC
filed 2012-05-14
CIK 1277254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

──────
FORM 10-Q
──────
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,312,047 shares of Common Stock as of May 4, 2012.

FORM 10-Q

For the Period Ended March 31, 2012

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)

Cash and due from banks	$6,528	$6,124
Interest-bearing deposits in banks	2,585	2,606
Federal funds sold	18,267	10,445
Securities available for sale, at fair market value	87,957	84,512
Restricted securities, at cost	933	933
Loans, net of allowance for loan losses of $2,407
and $2,352	195,649	197,363
Premises and equipment, net	6,746	6,790
Accrued interest receivable	1,615	1,635
Other assets	1,875	2,357
Bank owned life insurance	8,519	8,446
Other real estate owned, net of valuation allowance of $45 in 2012
and $191 in 2011	7,325	7,430

Total assets	$337,999	$328,641
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$45,013	$37,079
Interest-bearing	234,408	234,518
Total deposits	$279,421	$271,597
FHLB advances	5,000	5,000
Other borrowings	7,017	6,009
Accrued interest payable	520	608
Accrued expenses and other liabilities	3,788	3,581
Total liabilities	$295,746	$286,795

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.50 par value; authorized 1,000,000 shares;
none outstanding	$-	$-
Common stock, $0.50 par value; authorized 10,000,000 shares;
issued and outstanding, 2,312,047 in 2012 and	1,156	1,163
2,326,242 in 2011
Retained earnings	40,842	40,533
Accumulated other comprehensive income, net	255	150
Total stockholders' equity	$42,253	$41,846

Total liabilities and stockholders' equity	$337,999	$328,641

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest and Dividend Income
Loans, including fees	$3,148	$3,241
Investment securities:
Taxable	340	484
Tax-exempt	261	258
Federal Funds sold	7	7
Other	9	4
Total interest and dividend income	$3,765	$3,994

Interest Expense
Deposits	$693	$982
Other borrowings	31	38
Total interest expense	$724	$1,020

Net interest income	$3,041	$2,974

Provision for loan losses	75	150

Net interest income after provision
for loan losses	$2,966	$2,824

Noninterest Income
Service charges on deposit accounts	$229	$239
Other-than-temporary impairment on securities
(no additional amounts were recognized in other
comprehensive income)	(28)	-
Net gain on sales of loans	42	14
Income from bank owned life insurance	73	72
ATM fee income	207	182
Other	71	49
Total noninterest income	$594	$556

Noninterest Expense
Salaries and employee benefits	$1,403	$1,369
Net occupancy expense	142	149
Equipment expense	92	122
FDIC deposit insurance	69	201
Net (gain) on sale of other real estate owned	(99)	(7)
Impairment - other real estate owned	45	-
OREO expenses, net of rental income	65	8
Other	643	585
Total noninterest expense	$2,360	$2,427

Income before income taxes	$1,200	$953

Income taxes	291	219

Net income	$909	$734
Earnings per share, basic & diluted	$0.39	$0.31

  See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$909	$734
Other comprehensive income:
Unrealized gains on securities available
for sale, net of deferred taxes of $55 and $226	$87	$439
Add: reclassification adjustment on
securities other-than-temporarily
impaired, net of tax of ($10) and $0	18	0
Total other comprehensive income	$105	$439

Comprehensive income	$1,014	$1,173

See accompanying Notes to Interim Consolidated Financial Statements.

(The remainder of this page is blank, intentionally.)

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

			Accumulated
			Other
			Compre-
			hensive
	Common	Retained	Income
	Stock	Earnings	(Loss)	Total

Balance at December 31, 2010	$1,177	$39,308	$(848)	$39,637
Net Income	-	734	-	734
Other comprehensive income, net of taxes	-	-	439	439
Shares repurchased	(3)	(63)	-	(66)
Cash dividends declared ($0.17 per share)	-	(399)	-	(399)
Balance at March 31, 2011	$1,174	$39,580	$(409)	$40,345

Balance at December 31, 2011	$1,163	$40,533	$150	$41,846
Net income	-	909	-	909
Other comprehensive income, net of taxes	-	-	105	$105
Shares repurchased	(7)	(207)	-	(214)
Cash dividends declared ($0.17 per share)	-	(393)	-	(393)
Balance at March 31, 2012	$1,156	$40,842	$255	$42,253

See accompanying Notes to Interim Consolidated Financial Statements.

CITIZENS BANCORP OF VIRGINIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net Income	$909	$734
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	120	271
Provision for loan losses	75	150
Net (gain) on sales of loans	(42)	(14)
Origination of loans held for sale	(2,691)	(1,002)
Proceeds from sales of loans	2,733	1,016
Other than temporary impairment of securities	28	-
Net amortization of securities	111	74
Impairment of other real estate owned	45	-
Net (gain) on sale of other real estate owned	(99)	(7)
Changes in assets and liabilities:
Decrease in accrued interest receivable	20	109
Decrease in other assets	354	35
(Decrease) increase in accrued interest payable	(88)	23
Increase in accrued expenses and other liabilities	207	541
Net cash provided by operating activities	$1,682	$1,930
Cash Flows from Investing Activities
Activity in available for sale securities:
Calls and sales	$1,036	3,125
Maturities and prepayments	3,689	2,321
Purchases	(8,149)	(8,963)
Net decrease (increase) in loans	1,243	(772)
Purchases of land, premises and equipment	(68)	(239)
Proceeds from sale of other real estate owned	547	42
Net cash (used in) investing activities	$(1,702)	$(4,486)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$7,824	$(2,051)
Net increase in other borrowings	1,008	1,365
Repurchase of common stock	(214)	(66)
Dividends paid	(393)	(399)
Net cash provided by (used in) financing activities	$8,225	$(1,151)
Net increase (decrease) in cash and cash equivalents	$8,205	$(3,707)
Cash and Cash Equivalents
Beginning of period	19,175	22,744
End of period	$27,380	$19,037
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$812	$997
Income Taxes	$-	$-
Supplemental Disclosures of Noncash Investing and
Financing Activities
Other real estate acquired in settlement of loans	$396	$135
Unrealized gains on securities available for sale	$160	$665

 See accompanying Notes to Interim Consolidated Financial Statements

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.    General

The Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, the Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, and the Consolidated Statements of Changes in Stockholders’ Equity and Cash Flows for the three months ended March 31, 2012 and 2011, were prepared in accordance with instructions for Form 10-Q, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Citizens Bancorp of Virginia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Citizens Bancorp of Virginia, Inc. (the “Company”) is a one-bank holding company formed on December 18, 2003.  The Company is the sole shareholder of its only subsidiary, Citizens Bank and Trust Company (the “Bank”).  The Bank conducts and transacts the general business of a commercial bank as authorized by the banking laws of the Commonwealth of Virginia and the rules and regulations of the Federal Reserve System.   The Bank was incorporated in 1873 under the laws of Virginia.  Deposits are insured by the Federal Deposit Insurance Corporation.  As of March 31, 2012 the Bank employed 108 full-time employees. The address of the principal offices for the Company and the main office of the Bank is 126 South Main Street, Blackstone, Virginia, and all banking offices are located within the Commonwealth of Virginia.

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

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government and	(Dollars in thousands)
federal agency	$10,467	$24	$(19)	$10,472
State and municipal	31,138	1,620	(38)	32,720
Agency mortgage-backed	41,426	1,330	(18)	42,738
Non-agency mortgage-backed	1,390	6	(225)	1,171
Corporate	753	103	-	856
Securities available for sale	$85,174	$3,083	$(300)	$87,957

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government	(Dollars in thousands)
and federal agency	$8,004	$35	$(1)	$8,038
State and municipal	31,029	1,519	(19)	32,529
Agency mortgage-backed	40,456	1,272	(17)	41,711
Non-agency mortgage-backed	1,647	-	(248)	1,399
Corporate	753	82	-	835
Securities available for sale	$81,889	$2,908	$(285)	$84,512

The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2012 follows. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Maturing within one year	$2,578	$2,593
Maturing after one year through five years	6,035	6,182
Maturing after five years through ten years	10,160	10,563
Maturing after ten years	23,585	24,710
Agency mortgage-backed securities	41,426	42,738
Non-agency mortgage-backed securities	1,390	1,171
Securities available for sale	$85,174	$87,957

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is summarized as follows:

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$4,945	$(19)	$-	$-
State and municipal	1,957	(38)	-	-
Agency mortgage-backed	4,483	(18)	-	-
Non-agency mortgage-backed	101	(1)	783	(224)
Total temporarily
impaired securities	$11,486	$(76)	$783	$(224)

	Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	(Loss)	Value	(Loss)
	(Dollars in thousands)
U.S. government
and federal agency	$999	$(1)	$-	$-
State and municipal	1,397	(15)	503	(4)
Agency mortgage-backed	4,897	(17)	-	-
Non-agency mortgage-backed	569	(3)	830	(245)
Total temporarily
impaired securities	$7,862	$(36)	$1,333	$(249)

Except as explained below, the unrealized losses in the investment portfolio as of March 31, 2012 are considered temporary and are a result of general market fluctuations that occur daily.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the intent of the Company to sell the security, (2) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Company expects to recover the securities entire amortized cost basis regardless of the Company’s intent to sell the security. With the exception of the Company’s investment in non-agency CMO securities, unrealized losses in the investment portfolio are considered temporary. The discussion regarding the OTTI analysis for the non-agency CMO securities is discussed below in greater detail.

In the Company’s Form 10-K report for December 31, 2011, management discussed its ongoing review of five non-agency collateralized mortgage obligations, also referred to as CMOs, four of which had credit agency ratings that were below investment grade as of December 31, 2011. Management’s analysis for the first quarter of 2012 was performed with reported data as of January 2012. This analysis indicated that four of the non-agency CMOs remain rated below investment grade, according to the Moody’s and Standard & Poor’s credit rating agencies. Management’s analysis also indicated that all five securities have made consistent monthly payments through January 31, 2012. As of January 31, 2012, the five securities showed a net unrealized loss of 14.3% of the $1.7 million book value, which is a decline of 140 basis points from the 12.9% net unrealized loss on $1.9 million of book value at October 31, 2011.

Management’s first quarter review of the non-agency CMO securities resulted in the conclusion that an additional impairment of $28,000 was needed for two of the securities due to a decline in credit quality and earlier than projected “date of first loss”, beyond the cumulative credit-related other-than-temporary-impairment (OTTI) write-down of $110,000 that has been recorded to date. Previously, management recorded a $60,000 write-down as of December 31, 2009, $40,000 as of June 30, 2011 and an additional $10,000 as of December 31, 2011. The data used for the stress testing model includes: the most current “delinquency pipeline” statistics, actual losses realized from the sale of foreclosed properties, and the level of borrower repayments that have been experienced over the life of the CMO security, to date. The credit-related other-than-temporary-impairment estimate of $138,000, which was computed by the stress testing model, is believed to be a conservative estimate of future losses in three of the five non-agency CMOs. There are a number of factors that management considers when determining a proper OTTI level for each of the CMOs, among them are: the projected date of first loss, the remaining credit support and coverage ratio for each CMO. Consideration is also given to general economic conditions that impact the borrowers and their homes, such as refinancing opportunities for jumbo mortgage borrowers, mortgage interest rates, home values, etc.

A roll-forward of the OTTI amount related to credit losses on debt securities for the period ended March 31, 2012 is as follows:

(Dollars in thousands)

Cumulative credit losses recognized in earnings, through the
beginning of the period	$110

Recognition of credit losses for which an OTTI was not
previously recognized	28

Cumulative credit losses recognized in earnings, through the
beginning of the period	$138

Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $777 thousand at March 31, 2012. FHLB stock is generally viewed as a long-term restricted investment security which is carried at cost, because there is no market for the stock other than for the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other than temporarily impaired at March 31, 2012 and no impairment has been recognized on the Federal Home Loan Bank stock.

Note  3.           Loans

The loan portfolio was composed of the following:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Residential Real Estate:
1-4 family	$85,055	$86,073
Home equity	12,713	13,068
Commercial Real Estate:
Owner occupied	22,767	23,203
Non-owner occupied	30,332	29,595
Farmland	9,788	9,782
Construction	16,563	15,939
Total real estate	177,218	177,660

Commercial & industrial loans	13,219	13,700
Consumer loans	7,619	8,355
Total loans	$198,056	$199,715

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 42.88% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties. This is a decrease from 43.95% at December 31, 2011.

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

Concentrations of Credits

Most of the Company’s lending activity occurs within the Commonwealth of Virginia, more specifically within the South-Central Virginia markets that include Richmond. The majority of the Company’s loan portfolio consists of residential and commercial real estate loans. A substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market. As of March 31, 2012, there were no concentrations of commercial real estate loans related to any individual purpose that was in excess of 6.31% of total loans.

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

Aging and nonaccrual loans, by individual loan class, as of March 31, 2012 and December 31, 2011 were as follows:

	Loans	Loans				Accruing Loans
	30 - 89 Days	Loans 90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual
At March 31, 2012	Past Due	Past Due	Loans	Loans	Loans	Loans 1	Loans 1
Residential Real Estate:	(In thousands)
1-4 family	$1,622	$570	$2,192	$82,863	$85,055	$-	$1,347
Home equity	8	49	57	12,656	12,713	-	362
Commercial Real Estate
Owner occupied	243	11	254	22,513	22,767		11
Non-owner occupied	142	35	177	30,155	30,332		35
Farmland	-	4	4	9,784	9,788	-	4
Construction	210	211	421	16,142	16,563	-	303
Total real estate	2,225	880	3,105	174,113	177,218	-	2,062
Commercial and industrial	22	116	138	13,081	13,219	-	116
Consumer	45	30	75	7,544	7,619	-	41

Total loans	$2,292	$1,026	$3,318	$194,738	$198,056	$-	$2,219

	Loans	Loans				Accruing Loans
	30 - 89 Days	Loans 90 or More Days	Total Past Due	Current	Total	90 or More Days	Nonaccrual
At December 31, 2011	Past Due	Past Due	Loans	Loans	Loans	Loans 1	Loans 1
Residential Real Estate:	(In thousands)
1-4 family	$1,698	$1,017	$2,715	$83,358	$86,073	$-	$1,170
Home equity	86	49	135	12,933	13,068	-	49
Commercial Real Estate
Owner occupied	7	13	20	23,183	23,203	-	13
Non-owner occupied	-	468	468	29,127	29,595	-	468
Farmland	-	5	5	9,777	9,782	-	5
Construction	94	214	308	15,631	15,939	-	214
Total real estate	1,885	1,766	3,651	174,009	177,660	-	1,919
Commercial and industrial	27	118	145	13,555	13,700	-	118
Consumer	115	20	135	8,220	8,355	-	49

Total loans	$2,027	$1,904	$3,931	$195,784	$199,715	$-	$2,086

1Accruing loans 90 or more days past due and nonaccrual loans are included in the aging and current loan columns of the tables based on their contractual payments above.

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

Impaired loans, by class, as of March 31, 2012 and December 31, 2011 are shown in the tables below:

	Loans
At March 31, 2012	Unpaid Contractual	Total		Average	Interest
With no related allowance	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
Residential Real Estate:	(In thousands)
1-4 family	$584	$584	$-	$591	$10
Home equity	-	-	-	-	-
Commercial Real Estate:
Owner occupied	43	11	-	11	1
Non-owner occupied	80	32	-	35	1
Farmland	1,380	1,377	-	1,377	26
Construction	94	87	-	88	2
Commercial and industrial	110	107	-	106	2
Consumer installment	-	-	-	-	-
Total loans	$2,291	$2,198	$-	$2,208	$42
With an allowance recorded
Residential Real Estate:
1-4 family	$340	$331	$106	$332	$6
Home equity	350	349	116	349	1
Commercial Real Estate:
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	127	125	37	125	3
Commercial and industrial	13	10	5	10	-
Consumer installment	-	-	-	-	-
Total loans	$830	$815	$264	$816	$10
Total impaired loans1
Residential Real Estate:
1-4 family	$924	$915	$106	$923	$16
Home equity	350	349	116	349	1
Commercial Real Estate:
Owner occupied	43	11	-	12	1
Non-owner occupied	80	32	-	35	1
Farmland	1,380	1,377	-	1,377	26
Construction	221	212	37	212	5
Commercial and industrial	123	117	5	116	2
Consumer installment	-	-	-	-	-
Total loans	$3,121	$3,013	$264	$3,024	$52

	Loans
At December 31, 2011	Unpaid Contractual	Total		Average	Interest
With no related allowance	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
Residential Real Estate:	(In thousands)
1-4 family	$-	$-	$-	$-	$-
Home equity	301	300	-	300	10
Commercial Real Estate:
Owner occupied	43	13	-	101	10
Non-owner occupied	85	35	-	41	5
Farmland	1,382	1,377	-	1,381	104
Construction	307	302	-	330	23
Commercial and industrial	282	279	-	280	8
Consumer installment	-	-	-	-	-
Total loans	$2,400	$2,306	$-	$2,433	$160
With an allowance recorded
Residential Real Estate:
1-4 family	$176	$168	$88	$304	$21
Home equity	50	49	4	49	2
Commercial Real Estate:
Owner occupied	-	-	-	-	-
Non-owner occupied	446	427	14	442	35
Farmland	-	-	-	-	-
Construction	127	125	38	127	10
Commercial and industrial	14	11	5	13	1
Consumer installment	-	-	-	-	-
Total loans	$813	$780	$149	$935	$69
Total impaired loans1
Residential Real Estate:
1-4 family	$176	$168	$88	$304	$21
Home equity	351	349	4	349	12
Commercial Real Estate:
Owner occupied	43	13	-	101	10
Non-owner occupied	531	462	14	483	40
Farmland	1,382	1,377	-	1,381	104
Construction	434	427	38	457	33
Commercial and industrial	296	290	5	293	9
Consumer installment	-	-	-	-	-
Total loans	$3,213	$3,086	$149	$3,368	$229

1 Troubled Debt Restructurings included in the impaired loan tables above at March 31, 2012 and December 31, 2011 totaled $139 thousand and $472 thousand respectively.

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

The Company considers troubled debt restructurings to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosure above is a loan for $139 thousand that is considered to be a troubled debt restructuring as of March 31, 2012. Any loan that is considered to be a TDR is specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing as of March 31, 2012 (dollars in thousands):

Three Months Ended
March 31, 2012

		Pre	Post
	Number of	Modification	Modification
	Loans	Balance	Balance
Real estate loans:
1-4 family	1	$174	$139
Home equity	-	-	-
Commercial real estate loans:
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Farmland	-	-	-
Construction	-	-	-
Total real estate loans	1	$174	$139

Commercial and industrial	-	-	-
Consumer	-	-	-

Total loans	1	$174	$139

The Company had no Troubled Debt Restructurings that were modified during the last twelve months that have gone into default under the restructured loan terms during the three months ended March 31, 2012.

Credit Quality

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

Grade 1 – “Excellent” This grade includes loans to borrowers with superior capacity to pay interest and principal. Foreseeable economic changes are unlikely to impair the borrowers’ strength. Typically, borrowers have an excellent organizational structure in place with highly regarded and experienced management.  Stable business, relatively unaffected by business, credit, or product cycles.  Business is significant in its market and has a well-defined market share. Borrower will have ready access to both public debt and equity markets under most conditions. Collateral is highly liquid, substantial margins are maintained, and primary/secondary sources of repayment are excellent.

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

The following tables present credit quality by loan class as of March 31, 2012 and December 31, 2011.

			Special
At March 31, 2012	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$77,349	$2,898	$1,747	$3,061	$-	$-	$85,055
Home equity	11,791	519	41	362	-	-	12,713
Commercial Real Estate:
Owner occupied	19,881	1,687	1,188	11	-	-	22,767
Non-owner occupied	28,898	1,095	304	35	-	-	30,332
Farmland	7,402	516	494	1,376	-	-	9,788
Construction	15,530	485	246	230	72	-	16,563
Total real estate loans	160,851	7,200	4,020	5,075	72	-	177,218
Commercial and industrial	10,412	1,419	1,272	116	-	-	13,219
Consumer	7,536	15	7	61	-	-	7,619

Total loans	$178,799	$8,634	$5,299	$5,252	$72	$-	$198,056

			Special
At December 31, 2011	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Residential Real Estate:	(In thousands)
1-4 family	$77,397	$4,792	$1,312	$2,572	$-	$-	$86,073
Home equity	12,139	537	43	349	-	-	13,068
Commercial Real Estate:
Owner occupied	20,722	1,167	1,301	13	-	-	23,203
Non-owner occupied	27,578	1,495	60	462	-	-	29,595
Farmland	7,314	519	571	1,378	-	-	9,782
Construction	14,674	493	346	354	72	-	15,939
Total real estate loans	159,824	9,003	3,633	5,128	72	-	177,660
Commercial and industrial	10,570	1,448	1,392	290	-	-	13,700
Consumer	8,255	19	7	74	-	-	8,355

Total loans	$178,649	$10,470	$5,032	$5,492	$72	$-	$199,715

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

The general reserve component is based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Company’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component will have a certain percentage assigned to it and this percent will be applied against the specific loan segments that are impacted by the various factors mentioned above. The results of the general component are then included to determine an appropriate valuation allowance.

Loans that are either partially or totally identified as losses by management, internal loan review and/or bank examiners are charged-off. Certain unsecured consumer loan accounts are charged-off automatically based on regulatory requirements.

(The remainder of this page is blank, intentionally.)

The following tables detail activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2012 and for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
March 31, 2012
Beginning balance	$900	$547	$24	$211	$228	$59	$383	$2,352
Provision for possible losses	190	(27)	5	7	(33)	(14)	(53)	75
Charge-offs	(27)	-	-	-	-	(1)	-	(28)
Recoveries	2	-	-	-	-	6	-	8
Net charge-offs	(25)	-	-	-	-	5	-	(20)
Ending balance	$1,065	$520	$29	$218	$195	$50	$330	$2,407

Period-end amount allocated to:
Loans individually evaluated
for impairment	$222	$37	$-	$-	$5	$-	$-	$264
Loans collectively evaluated
for impairment	843	483	29	218	190	50	330	2,143
Ending balance	$1,065	$520	$29	$218	$195	$50	$330	$2,407

Total Loans	$97,768	$53,099	$9,788	$16,563	$13,219	$7,619	$-	$198,056

Loans individually evaluated
for impairment	1,264	43	1,377	212	117	-	-	3,013
Loans collectively evaluated
for impairment	96,504	53,056	8,411	16,351	13,102	7,619	-	195,043

	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial and Industrial	Consumer	Unallocated	Total
December 31, 2011
Beginning balance	$876	$535	$25	$203	$224	$56	$249	$2,168
Provision for possible losses	323	288	(1)	(131)	11	61	134	685
Charge-offs	(337)	(276)	-	(31)	(25)	(81)	-	(750)
Recoveries	38	-	-	170	18	23	-	249
Net charge-offs	(299)	(276)	-	139	(7)	(58)	-	(501)
Ending balance	$900	$547	$24	$211	$228	$59	$383	$2,352

Period-end amount allocated to:
Loans individually evaluated
for impairment	$92	$14	$-	$38	$5	$-	$-	$149
Loans collectively evaluated
for impairment	808	533	24	173	223	59	383	2,203
Ending balance	$900	$547	$24	$211	$228	$59	$383	$2,352

Total Loans	$99,141	$52,798	$9,782	$15,939	$13,700	$8,355	$-	$199,715

Loans individually evaluated
for impairment	517	475	1,377	427	290	-	-	3,086
Loans collectively evaluated
for impairment	98,624	52,323	8,405	15,512	13,410	8,355	-	196,629

A further discussion of the Company’s Allowance for Loan Losses appears later in this report in the Management Discussion and Analysis segment under the section titled, “Financial Condition and Results of Operations.”

Note 5.            Other Real Estate Owned

The tables below present a summary of the activity related to other real estate owned (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$7,430	$3,425
Additions	396	135
Sales	(456)	(35)
Direct write-downs	(45)	-
Balance at end of period	$7,325	$3,525

Operating expenses, net of
rental income	$65	$12

Direct write-downs of individual properties are a charge against earnings in the periods, as shown above.

Note 6.            FHLB Advances

At March 31, 2012 and December 31, 2011, the Company had outstanding advances totaling $5 million with the Federal Home Loan Bank of Atlanta, detailed below.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Two-year fixed rate hybrid advance at 1.93%
maturing October 11, 2013	$5,000	$5,000

Note 7.            Other Borrowings

Other borrowings consist of $7.0 million and $6.0 million in overnight repurchase agreements as of March 31, 2012 and December 31, 2011, respectively.  These balances are from deposit balances outstanding in the Investment Sweeps Account product, which is an overnight repurchase agreement product, not insured by the FDIC, but collateralized by the Bank with securities of the US Government and Federal Agencies.   This product is offered to commercial customers only.

Note 8.            Earnings Per Share

The weighted average number of shares used in computing earnings per share was 2,319,048 shares for the three months ended March 31, 2012 and 2,348,787 shares for the three months ended March 31, 2011.   The Company has no potentially dilutive stock options or stock warrants outstanding.

Note 9.            Defined Benefit Pension Plan

The components of Net Periodic Benefit Cost for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Service cost	$88	$75
Interest Cost	76	71
Expected return on plan assets	(85)	(81)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	36	22
Net periodic benefit cost	$91	$63

The pension plan has a fiscal year ending September 30, providing the Company the flexibility as to the plan year in which it makes pension plan contributions.  The defined benefit pension liability is only computed at every December 31.  The Company made its required 2012 fiscal year contribution to the pension plan in December 2011 in the amount of $224,760.  The Company anticipates making the 2013 contribution by December 31, 2012.  The Company estimates this contribution to be approximately $250,000.

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

Loans:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Bank owned life insurance: The carrying amounts of bank owned life insurance approximate fair value.

Deposits:  The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings:   The carrying amounts of federal funds purchased and other short term borrowings maturing within 90 days approximate their fair values. Fair values for Federal Home Loan Bank advances are estimated based upon current advance rates for the remaining term of the advance.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

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

(The remainder of this page is blank, intentionally.)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Balance
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,380	$27,380	$-	$-	$27,380
Securities available for sale	87,957	-	87,957	-	87,957
Restricted securities	933	933	-	-	933
Loans, net	195,649	-	197,951	-	197,951
Accrued interest receivable	1,615	-	1,615	-	1,615
Bank owned life insurance	8,519	-	8,519	-	8,519

Financial liabilities:
Deposits	$279,421	$-	$279,234	$-	$279,234
Other borrowings	12,017	-	12,122	-	12,122
Accrued interest payable	520	-	520	-	520

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Balance
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,174	$19,174	$-	$-	$19,174
Securities available for sale	84,512	-	84,512	-	84,512
Restricted securities	933	933	-	-	933
Loans, net	197,363	-	197,363	-	197,363
Accrued interest receivable	1,635	-	1,635	-	1,635
Bank owned life insurance	8,446	-	8,446	-	8,446

Financial liabilities:
Deposits	$271,597	$-	$273,220	$-	$273,220
Other borrowings	11,009	-	11,168	-	11,168
Accrued interest payable	608	-	608	-	608

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

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$10,472	$-	$10,472	$-
State and municipal	32,720	-	32,720	-
Agency mortgage-backed	42,738	-	42,738	-
Non-agency mortgage-backed	1,171	-	1,171	-
Corporate	856	-	856	-

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Signigicant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Securities available
for sale
U.S. Government
and federal agency	$8,038	$-	$8,038	$-
State and municipal	32,529	-	32,529	-
Agency mortgage-backed	41,711	-	41,711	-
Non-agency mortgage-backed	1,399	-	1,399	-
Corporate	835	-	835	-

Accounting principles permit the measurement of certain assets at fair value on a nonrecurring basis.   Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at March 31, 2012
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$2,750	$-	$2,750	$-
valuation allowance
Other real estate owned	$7,325	$-	$7,325	$-

		Carrying value at December 31, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired Loans, net of	$2,937	$-	$2,937	$-
valuation allowance
Other real estate owned	$7,430	$-	$7,430	$-

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

Other Real Estate Owned

The fair values are estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable and, therefore, Other Real Estate Owned may be categorized as Level 3. When inputs in appraisals are observable, they are classified as Level 2. The classification methodology is similar to that described above for impaired loans.

Note 11.          Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The amendments do not require transition disclosures.  The Company has included the required disclosures in its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

 (The remainder of this page is blank, intentionally.)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides the reader with additional information that is helpful in gaining a greater understanding of the Company’s operating results, liquidity, capital resources and financial condition. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, past results of operations do not necessarily indicate future results.

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

The Company evaluates various loans individually for impairment as required by ASC 310 Receivables.  Loans evaluated individually for impairment include non-performing loans, such as loans on nonaccrual, loans past due by 90 days or more, restructured loans and other loans selected by Management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

The allowance for loan losses is determined by using estimates of historical losses by category for all loans, with the exception of “criticized loans”.  Criticized loans are determined as a result of management evaluating and risk grading individual delinquent loans.  Management may assign an estimated amount of reserve for criticized loans if there is the likelihood that not all of the loan amounts due will be collected based upon the most current information concerning the financial condition of the debtors and guarantors as well as the current evaluations of collateral value.  The evaluation of criticized loans as to the need and adequacy of any reserves is performed at least quarterly or more frequently if conditions affecting certain loans should change. The impact of environmental factors such as the local and regional economic conditions, attributes of certain loan categories and other relevant matters are considered in estimating the allowance for loan losses and these factors are reviewed at least quarterly in order to capture any indications of worsening or improving environmental factors.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance and Provision for Possible Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for possible loan losses since December 31, 2011.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deregistration from SEC Reporting System

On April 5, 2012, President Obama signed into law the Jumpstart our Business Startups Act (the JOBS Act).   Among other things, the JOBS Act amended the Securities Exchange Act of 1934 (the “Exchange Act”) to allow bank holding companies with fewer than 1,200 shareholders of record to deregister from the SEC reporting system.   On April 30, 2012, the Company filed a Form 15 with the SEC to deregister its common stock under Section 12(g) of the Exchange act.   As a result, the Company’s obligation to file periodic reports such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current Reports on Form 8-K will be suspended as of July 29, 2012.

Balance Sheet

Total assets for the Company at March 31, 2012 were $338.0 million compared to $328.6 million at December 31, 2011, representing an increase of $9.4 million or 2.86%.

Total net loans at March 31, 2012 were $195.6 million, a decrease of $1.7 million from the December 31, 2011 amount of $197.4 million. For the three months ended March 31, 2012, $12.7 million in loans were originated, an increase of $1.8 million or 16.5% as compared to $10.9 million for the three months ended March 31, 2011. Loan originations in the Bank’s markets have generally been at lower levels as compared to when the economy was more robust. Management has been ready and willing to lend and the Bank has maintained a strong capital position during the continued economic crisis. Consumers are approaching any new lending opportunities cautiously, often choosing to refinance and consolidate existing loan balances to take advantage of the lower rate environment. Loan opportunities to businesses are similarly difficult to obtain given the business owners’ uncertainty regarding the strength of the regional economy and a reluctance to be highly leveraged in addition to the general lack of high quality borrowers.

Gross loan balances at March 31, 2012 as compared to December 31, 2011 indicated that during the first three months of 2012 loans secured by real estate decreased $442 thousand or .25% and consumer, commercial and agricultural loans decreased $1.2 million or 5.51% from December 31, 2011. Real estate secured loans totaled $177.2 million or 89.5% of the loan portfolio at March 31, 2012 as compared to $177.7 million and 89.0% of the loan portfolio at December 31, 2011. The non-real estate segments of the loan portfolio include commercial loans which includes agricultural and municipal loans, and consumer loans.  At March 31, 2012 the totals for each segment were $13.2 million and $7.6 million, respectively.

Management is maintaining its standard loan pricing methodology and underwriting standards during these difficult economic times. We believe that refusing to relax these standards is critical for maintaining loan quality, even though this strategy may result in a slower growth rate of the loan portfolio. It is Management’s goal for the Bank to continue to be a source of credit for creditworthy commercial businesses, farmers, and consumers. Gross loans as a percent of total assets were 58.6% at March 31, 2012, as compared to 60.8% at December 31, 2011.

Available for sale securities at March 31, 2012 totaled $88.0 million or 26.0% of total assets, which is an increase of $3.4 million from $84.5 million at December 31, 2011. At March 31, 2012 the investment portfolio had an unrealized gain of $1.8 million net of Federal income taxes, which is an increase of $105 thousand when compared to an unrealized gain of $1.7 million, net of Federal income taxes, at December 31, 2011.  Management’s current strategy for the investment portfolio is to focus investment purchases so that investment maturities will be laddered over a period of time when interest rates are rising. Current economists’ forecasts are not anticipating a significant change in market interest rates for at least the remainder of 2012.

The availability of securities with the credit grade and duration preferred by management continue to be in short supply. Management’s strategy is to re-invest the called securities without taking on excessive duration risk, while maintaining a diverse, high quality investment portfolio for the Company and the Bank. While the strategy is being successfully implemented, the yield of the recently purchased securities is lower than the yield of the securities that were called. The expectations are that the yield on the investment portfolio may decline in the near-term, and management does expect a decline in the overall portfolio yield to be acceptable given the forward-looking strategy of having securities mature as interest rates rise in the future. The investment securities of both the Company and the Bank at March 31, 2012 were held as “available for sale”.

Restricted securities at March 31, 2012 and December 31, 2011 totaled $933 thousand, and represent equity investments held by the Bank in the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and the Community Bankers’ Bank.

Interest bearing deposits in other banks decreased $21 thousand at March 31, 2012 to $2.585 million as compared to $2.606 million at December 31, 2011. Federal funds sold decreased $7.8 million to $18.3 million at March 31, 2012 from $10.4 million at December 31, 2011. The Company’s liquidity on hand at March 31, 2012 as represented by cash, due from banks, interest bearing deposits in banks and federal funds sold was $27.4 million or 8.1% of total assets which is $8.2 million higher than $19.2 million or 5.8% of total assets at December 31, 2011.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2012 was $2.407 million compared to $2.352 million at December 31, 2011. The allowance for loan losses, as a percentage of total outstanding loans, increased to 1.22% at March 31, 2012 from 1.18% at December 31, 2011. The Company charged off $27 thousand in loans, recovered $7 thousand from previous write-offs, and provided an additional $75 thousand to the allowance during the three months ended March 31, 2012.  The ratio of net charge-offs to average loans, net of deferred fees, was .04% for the three months ended March 31, 2012 and this compares to 0.02% for the same period in 2011.

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

Management reviews external economic factors quarterly and reports changes to these factors, which are a major component of the allowance calculation.  Management continues to work at improving the status of criticized credits for which the Bank maintains significant reserves.  These efforts include the addition of more collateral and/or the collection of payments which serve to improve these credits. For a more detailed discussion on the computation of the allowance for loan losses, see “Note 4 – Allowance for Loan Losses” in the Notes to Interim Consolidated Financial Statements earlier in this report, also under the section heading of “Critical Accounting Policies” and the discussion “Provision for Loan Losses” found earlier in this report.

Deposits

Total deposits of $279.4 million at March 31, 2012 represented an increase of $7.8 million from $271.6 million at December 31, 2011. Total certificates of deposit at March 31, 2012 were $117.2 million, $358 thousand more than $116.8 million at December 31, 2011.  Certificates of deposit are higher costing funds as compared to checking, savings or money market accounts. CDs represented 41.9% of total deposit balances at March 31, 2012 as compared to 43.0% of total deposit balances at December 31, 2011.

Noninterest-bearing deposits totaled $45.0 million at March 31, 2012, which is a 21.4% increase from $37.1 million at December 31, 2011. Interest-bearing deposits totaled $234.4 million or 83.9% of total deposits at March 31, 2012 which is a decrease of $110 thousand or .04% from the $234.5 million and 86.3% of total deposits at December 31, 2011. The ratio of low-cost deposit account balances as a percentage of total average deposit account balances was 56.9% for the three months ended March 31, 2012 as compared to 53.0% for the same period ended March 31, 2011. Low-cost deposit accounts are defined as interest-bearing deposits and noninterest-bearing deposits, excluding certificates of deposit. Management continues to adhere to its deposit pricing plan that maximizes the benefits of the low interest rate environment by reducing the Bank’s interest costs.

Borrowings

Borrowings include overnight repurchase agreements from commercial customers that utilize the Business Investment Sweeps product and long-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  A secondary source of other borrowings would be overnight advances from lines of credit established with correspondent banks.  For additional details on borrowing sources, see the “Liquidity” section later in this report.  At March 31, 2012 the Company had total borrowings of $12.0 million that consisted of $7.0 million in overnight repurchase agreements and an outstanding term advance with the FHLB of $5.0 million.  This is compared to $11.0 million in borrowings at December 31, 2011.

Stockholders’ Equity

Stockholders’ equity was $42.3 million at March 31, 2012 compared to $41.8 million at December 31, 2011. The book value per common share was $18.27 at March 31, 2012 compared to $17.99 at December 31, 2011. On January 13, 2012, shareholders were paid a quarterly dividend of $0.17 per share or $395 thousand. On March 22, 2012, the Board of Directors approved another quarterly cash dividend of $0.17 per share, or $393 thousand, payable to shareholders on April 13, 2012. Total average outstanding shares for the first three months of 2012 were 2,319,048 shares as compared to the average outstanding shares of 2,341,489 shares for the year ended December 31, 2011.

The Board of Directors and Management recognize the intrinsic value of the Company. The banking industry as a whole has seen stock prices decline since 2007 due in part to the investment community’s concern about the overall banking industry’s ability to withstand the severe economic recession that impacted the industry in several areas such as interest margin compression, losses due to subprime lending, and the decline in housing and commercial real estate values. The Company’s stock is not actively traded: for example, the average daily trading volume for the first three months of 2012 was 238 shares as compared to 435 shares traded on an average daily basis during the first three months of 2011, which is 0.01% and 0.02% of the average outstanding shares for the respective periods. This lack of liquidity in the Company’s stock is the primary reason for the existing stock repurchase program which has been in place since September 2007.

The Board reauthorized the stock repurchase plan on November 17, 2011, effective December 1, 2011 until May 31, 2012. The Agreement permits the purchase of up to 40,000 shares during the six month term. The plan is renewable every six months, at the discretion of the Board of Directors.  The renewal of the stock repurchase plan will be considered at the May 24, 2012 Board of Directors meeting.

The change in Accumulated Other Comprehensive Income at March 31, 2012 versus December 31, 2011 was a result of an improvement in the market value of the Company’s consolidated investment securities portfolio. At March 31, 2012, the Company had an unrealized gain on available for sale securities of $1.836 million, net of income taxes, an increase of $105 thousand from the unrealized gain of $1.731 million, net of income taxes, at December 31, 2011.  At March 31, 2012 and December 31, 2011, Accumulated Other Comprehensive Income included $1.581 million in unfunded pension liability, net of income taxes.  The unfunded pension liability is recomputed only as of each December 31.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $1.3 million at March 31, 2012 and December 31, 2011. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, unfunded loan commitments of approximately $22.7 million at March 31, 2012, and $22.9 million at December 31, 2011.

Net Income

For the three months ended March 31, 2012 the Company reported net income of $909 thousand as compared to $734 thousand for the same period in 2011, which is an increase of $175 thousand. Income per basic and diluted share was $.39 for the three months ended March 31, 2012 as compared to $0.31 per basic and diluted share for the period ended March 31, 2011.

The Company had an annualized return on average assets of 1.10% and an annualized return on average equity of 8.57% for the three months ended March 31, 2012, as compared to an annualized return on average assets and average equity of .90% and 7.54%, respectively, for the same period in 2011.

The year-to-year increase in net income of $175 thousand for the three month period is attributable to the following favorable factors:

•	A decrease in total interest expense of $296 thousand due to the repricing of certificates of deposits and a shift in the mix of deposits to lower-cost deposit accounts.

•	A decrease in the provision for loan losses of $75 thousand.

•	An increase in noninterest income of $38 thousand.

•	A decrease in noninterest expenses of $67 thousand.

These factors were partially offset by unfavorable results in the following:

•	A decrease of $229 thousand in interest income due to a change in the mix of earning assets and a lower interest rate environment, which produced lower earning asset yields.

•
An increase in income taxes of $72 thousand as a result of the higher pre-tax income.   The effective income tax rate for the three months ended March 31, 2012 was 24.25% as compared to 22.98% for the three months ended March 31, 2011.

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on loans, investments and other earning assets and the interest expense paid on deposits and other interest bearing liabilities. The cost of funds represents interest expense on deposits and other borrowings. Non-interest bearing deposit accounts and capital are other components representing funding sources. Changes in the volume and mix of earning assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. The following narrative discussion is to complement the Average Balances, Interest Yields and Rates, and Net Interest Margin table which immediately follows and presents interest income on a tax-equivalent basis.  The Company’s investment securities portfolio is the only category reflected in the table that is adjusted for tax-exempt interest income. The discussion using a tax-equivalent basis allows the reader to more accurately compare yields of the investment securities to all other taxable interest-bearing assets.  Therefore, GAAP income presented on the income statement for investment securities totaling $601 thousand, for the three months ended March 31, 2012, has been adjusted to $735 thousand in order to reflect the taxable equivalence of the tax-exempt securities, using a Federal income tax rate of 34%.  The prior period shown on the table was likewise adjusted.

For the three months ended March 31, 2012 net interest income (on a tax-equivalent basis) was $3.175 million as compared to $3.106 million for the three months ended March 31, 2011, an increase of $69 thousand or 2.2%. Interest income (on a tax-equivalent basis) decreased $227 thousand for the first quarter of 2012 as compared to the year-earlier period. Interest income was primarily affected by a shift in balances moving out of loans and into investment securities, federal funds sold and interest bearing balances with other banks.   Average loan balances, when compared to the prior year period, declined $3.0 million or 16%. These balances moved into investment securities, which had a $705 thousand increase over the prior year period and earned a tax-equivalent yield of 3.41%, into federal funds, which had a $1.7 million increase over the prior year period and earned a tax-equivalent yield of .21% and into interest-bearing deposits with other banks, which had a $743 thousand increase and earned a tax-equivalent yield of 1.39%. This change in the mix of earning assets was the primary factor in the lower interest income for 2012 as compared to 2011. Investment income (on a tax-equivalent basis) decreased $139 thousand in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, largely as a result of funds being invested in a lower rate environment. In addition to the decrease in investment income, lower loan income negatively affected interest income.

A small portion of the liquidity generated by the Company’s investment securities portfolio was used to repurchase outstanding common shares under the stock repurchase plan described later in this Report under Part 2, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

The tax-equivalent yield on earning assets for the three months ended March 31, 2012 was 5.19%, a decrease of 37 basis points from the yield of 5.56% reported in the comparable period of 2011. The decrease in the earning assets yield for the period ended March 31, 2012 as compared to the same periods in 2011 is primarily the result of the reduction of short-term interest rates and its impact on new loans and securities held for investment, the repricing of existing loans and investment securities to lower yields and a shift of loan balances into investment securities.

Reconciliation of GAAP Net Interest Income to Tax-exempt Net Interest Income

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011

Net interest income, GAAP basis	3,041	2,974

Tax benefit from tax-exempt securities	134	132

Net interest income, tax-exempt basis	3,175	3,106

Tax-exempt securities tax benefit is computed at the statutory rate of 34%.

For the three months ended March 31, 2012 the average balance for interest-bearing liabilities was $248.8 million or $4.4 million lower than the $253.2 million for the three months ended March 31, 2011.  The cost of interest-bearing liabilities for the first quarter of 2012 was 1.17%, a decrease of 46 basis points from the 1.63% cost for the first quarter of 2011.

The decrease in interest-bearing deposits can be attributed to the continued low rate environment. Customers are hesitant to purchase certificates of deposits and are opting for shorter low-cost deposit accounts.  In recent months, Management has focused on growing the Bank’s low-cost deposit base.   Low-cost deposit accounts are made up of money market deposit accounts, savings accounts, interest-bearing checking accounts and demand deposit accounts.

Average noninterest deposit balances for the three months ended March 31, 2012 were $36.5 million or $3.7 million more than the $32.8 million for the same period of 2011.    This increase is a direct result of Managements’ efforts to increase the Bank’s low-cost deposit base.

The net interest margin is net interest income expressed as a percentage of average earning assets.  The tax equivalent net interest margin for the three months ended March 31, 2012 was 4.23% which is 4 basis points higher than the net interest margin for the quarter ended March 31, 2011 of 4.19%.

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

(The remainder of this page is blank, intentionally.)

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2012			2011
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
other short-term investments	$2,590	$9	1.39%	$1,847	$4	0.88%
Loans (1)	198,954	3,148	6.35%	201,985	3,241	6.51%
Investment securities available for sale (2)	86,233	735	3.41%	85,528	874	4.09%
Federal funds sold	13,302	7	0.21%	11,578	7	0.24%
Total interest earning assets	$301,079	$3,899	5.19%	$300,938	$4,126	5.56%

Total average non-earning assets	33,168			30,435
Less: allowance for credit losses	2,357			2,205
Net average non-earning assets	30,811			28,230
TOTAL AVERAGE ASSETS	$331,890			$329,168

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
Interest bearing demand	$42,850	$18	0.17%	$40,450	$17	0.17%
Savings	76,708	86	0.45%	72,509	113	0.63%
Time deposits	117,888	589	2.00%	129,465	852	2.67%
Other borrowings	11,390	31	1.09%	10,777	38	1.43%
Total interest bearing liabilities	$248,836	$724	1.17%	$253,201	$1,020	1.63%

Noninterest bearing liabilities:
Noininterest bearing demand	36,544			32,757
Other liabilities	3,943			2,621
Total noninterest bearing liabilities	40,487			35,378

Stockholders' equity	42,567			40,589
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$331,890			$329,168

Net interest income		$3,175			$3,106
Net interest spread			4.03%			3.93%
Net interest margin			4.23%			4.19%

(1) Includes Loans Held for Sale and average daily balance of non-accrual loans.
(2) Income and yield are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

For the three months ended March 31, 2012, the Bank provided $75 thousand to the Allowance for Loan Losses. This provision amount is $75 thousand less than the amount provided for the three months ended March 31, 2011. Management believes that the amount of provision recorded for the first quarter of 2012 is appropriate with management’s ongoing analysis of nonperforming loans and currently performing loans that show the potential to deteriorate further.

As of March 31, 2012, the Bank’s nonaccrual loans were $2.219 million as compared to $2.086 million at December 31, 2011, or an increase of $133 thousand from year-end. Total impaired loans were $3.013 million at March 31, 2012 and $3.086 million at December 31, 2011.

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

Noninterest Income

Noninterest income includes deposit fees, gains on the sales of securities, loans held for sale, other-than-temporary impairments and ATM fees.  Noninterest income for the three months ended March 31, 2012 increased $38 thousand or 6.8% to $594 thousand from $556 thousand for the three months ended March 31, 2011. The net amount recorded for other-than-temporary impairments is considered as non-recurring revenue; therefore, noninterest income excluding this item was $622 thousand for the three months ended March 31, 2012 and $556 thousand for the same period in 2011, an increase of $66 thousand.

Below is a representation of the changes to the significant components of noninterest income.

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2012	2011	Change

Noninterest Income
Service charges on deposit accounts	$229	$239	-4.2%
Net gain on sales of loans	42	14	200.0%
Other-than-temporary impairments	26	-	N/A
Less:Noncredit portion of OTTI impairments	54	-	N/A
Net other-than-temporary impairments	(28)	-	N/A
Income from bank owned life insurance	73	72	1.4%
ATM fee income	207	182	13.7%
Other income	71	49	44.9%
Total noninterest income	$594	$556	6.8%

•	Service charges on deposit accounts decreased $10 thousand for the three months ended March 31, 2012 to $229 thousand from $239 at March 31, 2011.

•
Net gain on sales of loans increased $28 thousand for the three months ended March 31, 2012 to $42 thousand from $14 thousand at March 31, 2011 as customers took advantage of the low-rate environment to lock in longer term residential mortgage loans.

•	Net gain on sale of securities The Company did not sell securities during the three month periods ended March 31, 2012 or March 31, 2011.

•
Other-than-temporary impairments  At March 31, 2012, management recorded an other-than-temporary impairment relating to what is determined to be a permanent credit loss involving non-agency CMO securities in the amount of $28 thousand.   There was no impairment charge related to credit loss for any of the portfolio securities taken during the first three months of 2011.   For further discussion on other-than-temporary impairments see “Note 2” earlier in this report.

•
ATM fee income increased $25 thousand for the three months ended March 31, 2012 to $207 thousand from $182 thousand at March 31, 2011. as a result of increased ATM and point of sale transactions by the Bank’s customers and fees received from non-customers using the Bank’s ATMs. A portion of this increase is the result of changes management has made to the existing Bank/interchange relationships.

•
Other income increased $22 thousand for the three months ended March 31, 2012 to $71 thousand from $49 thousand at March 31, 2011. Other income generally consists of incidental fees and services that tend to be variable in nature.

Noninterest Expense

Noninterest expense includes employee compensation and benefits-related costs, occupancy and equipment expense, other real estate owned (“OREO”), data processing and other overhead costs.  Noninterest expense decreased 2.8% for the quarter ended March 31, 2012 to $2.360 million from $2.427 million at March 31, 2011. The revenues recognized on sales of OREO and the losses incurred from the impairment of OREO are considered non-recurring, therefore noninterest expense, excluding these items was $2.414 million for the three months ended March 31, 2012 and $2.434 million for the same period in 2011, a decrease of $20 thousand.

Management’s strategy is to maintain strict controls over noninterest expenses, and where possible, take actions that will result in a decline in noninterest expenses over the previous year.  Costs associated with loan collection efforts and OREO properties are areas where higher-than-normal increases have occurred.  The following table outlines the changes in significant components:

	Three months ended
(Dollars in thousands)	March 31,	March 31,	%
	2012	2011	Change
Noninterest Expense
Salaries and employee benefits	$1,403	$1,369	2.5%
Net occupancy expense	142	149	-4.7%
Equipment expense	92	122	-24.6%
FDIC Insurance	69	201	-65.7%
Data Processing	79	67	17.9%
Net (gain) on sale of oreo properties	(99)	(7)	1314.3%
Impairment - oreo properties	45	-	100.0%
OREO expenses, net of rental income	65	8	712.5%
Other operating expense	564	518	8.9%
Total noninterest expense	$2,360	$2,427	-2.8%

•
Salaries and employee benefits increased $34 thousand to $1.403 million for the three months ended March 31, 2012 from $1.369 million at March 31, 2011. This was primarily due to an increase in the Bank’s monthly pension plan expenses.

•	Net occupancy expense decreased $7 thousand for the three months ended March 31, 2012 to $142 thousand from $149 thousand at March 31, 2011, primarily as a result of lower maintenance costs.

•
Equipment expense decreased $30 thousand for the three months ended March 31, 2012 to $92 thousand from $122 thousand at March 31, 2011, primarily due to lower depreciation expense as equipment becomes fully depreciated.

•
FDIC deposit insurance decreased $132 thousand for the three months ended March 31, 2012 to $69 thousand from $201 thousand at March 31, 2011, which is a result of the new calculation employed by the FDIC to determine a financial institution’s quarterly assessment.

•	Data processing expense increased $12 thousand for the three months ended March 31, 2012 to $79 thousand from $67 thousand at March 31, 2011.

•	Net gain on sale of OREO properties was $99 thousand for the three months ended March 31, 2012 which is an increase of $92 thousand when compared to $7 thousand at March 31, 2011.

•
Impairment – other real estate owned increased $45 thousand for the three months ended March 31, 2012. There was no impairment taken on OREO properties in the first three months of 2011.   In accordance with accounting standards ASC 310 and ASC 360, management had certain OREO properties re-appraised and those properties’ values had declined.

•
Other operating expense increased $46 thousand for the three months ended March 31, 2012 to $564 thousand from $518 thousand at March 31, 2011. Costs related to the Commonwealth’s Franchise Tax, ATM network and collection-related expenses, are included in this category.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds, of borrowers needing assurance that sufficient funds will be available to meet their credit needs and the Company’s current and future expenditures.  Liquidity can best be demonstrated by an analysis of cash flows.  The primary source of cash flows is from operating activities.  Operating activities provided $1.682 million of liquidity for the three-month period ended March 31, 2012, compared to $1.930 million for the same three months in 2011, or a decrease of $248 thousand.

Other sources or uses of liquidity come from investing activities and financing activities.  Investing activities used net cash totaling $1.702 million that was primarily the result of $8.1 million in security purchases, while the net decrease in loans provided funds totaling $1.243 million for the three months ended March 31, 2012.  For the three months ended March 31, 2012, financing activities provided liquidity principally due to the net increase in deposit account balances of $7.824 million.  Financing activities can be sources of liquidity as a result of issuing debt, borrowed funds or the additional issuance of Company stock.

At March 31, 2012, the Company had $27.380 million in cash and cash equivalents on hand.

The Company maintains extensive sources of liquidity including collateralized borrowing lines with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta which had a net availability of $24.0 million at March 31, 2012.  In addition, there are short-term unsecured borrowing lines totaling $27.4 million at March 31, 2012 with three correspondent banks.

As of March 31, 2012 the Bank had the following lines of credit available.

Collateralized Lines of Credit
Federal Home Loan Bank of Atlanta	$26,222,359
Federal Reserve Bank of Richmond	2,774,810
Less: Outstanding advances	(5,000,000)
Sub-total Collateralized Lines of Credit	$23,997,169

Unsecured, Short-term Lines
CenterState Bank	$6,000,000
Community Bankers Bank	11,400,000
First Tennessee Bank NA	10,000,000
Sub-total Unsecured, Short-term Lines	$27,400,000

Total Available Lines of Credit	$51,397,169

Other borrowings consisted of $7.0 million in short-term borrowings and from balances outstanding in the Investment Sweeps Account product at March 31, 2012; at December 31, 2011 the balance of this product was $6.0 million. The Investment Sweeps Account is an overnight repurchase agreement product, not insured by FDIC, but guaranteed by the Bank with US Government and Federal Agency securities.  This product is offered to commercial customers only.

The Company monitors its liquidity position on a regular basis and continuously adjusts its assets to maintain adequate liquidity levels.  The Company has established satisfactory liquidity targets and reports its liquidity ratios to the Board of Directors on a monthly basis. The Company considers its sources of liquidity to be sufficient to meet its estimated needs.

Item 4.            Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Interim Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company has concluded that these controls and procedures are effective. In addition, our Management, including our Chief Executive Officer and Interim Chief Financial Officer, is also responsible for establishing and maintaining adequate internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors voted to approve the continuation of the common stock repurchase plan at their regularly scheduled meeting held on November 17, 2011. The renewed plan period was effective December 1, 2011 and expires May 31, 2012.  Purchases under the plan are limited to an individual six-month total of 40,000 shares and the maximum per share price to be paid is $16.00.  The stock repurchase plan was originally announced on August 20, 2007.

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

The table below indicates the shares that were repurchased during the most recent fiscal quarter:

Common Stock Repurchase Plan Table

			Total number	Maximum number
			of shares	of shares that
	Total number	Average	purchased as	may yet be
	of shares	price paid	part of publicly	purchased
Period	purchased	per share	announced plan	under the plan
January 1 to
January 31, 2012	-	-	-	40,000
February 1 to
February 29, 2012	14,195	15.10	14,195	25,805
March 1 to
March 31, 2012	-	-	-	25,805
Total	14,195	$15.10	14,195	25,805

Item 3.  Defaults upon Senior Securities

None outstanding.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP OF VIRGINIA, INC.
(Registrant)

Date: May 14, 2012	/s/ Joseph D. Borgerding
Joseph D. Borgerding
President and Chief Executive Officer

Date: May 14, 2012	/s/ Geoffrey C. Warner
Geoffrey C. Warner
Senior Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350

32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350

101
The following materials from Citizens Bancorp of Virginia, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in Extensible Business Reporting language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of income, (iii) Consolidated Statements of Changes in shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Interim Consolidated Financial Statements.